Form 10-Q
period 2018-03-31
MANNATECH INC
filed 2018-05-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2018
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
Yes ☐ No ☒

As of April 30, 2018, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,719,271.

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
Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
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
Forward-looking statements generally can be identified by use of phrases or terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “approximates,” “predicts,” “projects,” "hopes," “potential,” and “continues” or other similar words or the negative of such terms and other comparable terminology. Similarly, descriptions of Mannatech’s objectives, strategies, plans, goals, or targets contained herein are also considered forward-looking statements. Readers are cautioned when considering these forward-looking statements to keep in mind these risks, assumptions, and uncertainties and any other cautionary statements in this report, as all of the forward-looking statements contained herein speak only as of the date of this report.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2018 (unaudited)	December 31, 2017
Cash and cash equivalents	$37,936	$37,682
Restricted cash	1,515	1,514
Accounts receivable, net of allowance of $572 and $582 in 2018 and 2017, respectively	400	273
Income tax receivable	—	907
Inventories, net	9,048	9,385
Prepaid expenses and other current assets	3,831	2,607
Deferred commissions	3,912	3,880
Total current assets	56,642	56,248
Property and equipment, net	3,199	3,537
Construction in progress	2,263	777
Long-term restricted cash	7,598	7,565
Other assets	3,944	3,876
Long-term deferred tax assets, net	5,362	4,239
Total assets	$79,008	$76,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$152	$228
Accounts payable	5,453	6,008
Accrued expenses	5,724	5,771
Commissions and incentives payable	10,690	9,658
Taxes payable	3,086	2,404
Current notes payable	916	815
Deferred revenue	8,605	8,561
Total current liabilities	34,626	33,445
Capital leases, excluding current portion	127	144
Long-term deferred tax liabilities	1,153	1,147
Other long-term liabilities	2,850	1,265
Total liabilities	38,756	36,001

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,719,271 shares outstanding as of March 31, 2018 and 2,742,857 shares issued and 2,702,940 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	33,216	34,928
Retained earnings	3,586	4,190
Accumulated other comprehensive income	6,318	5,984
Treasury stock, at average cost, 23,586 shares as of March 31, 2018 and 39,917 shares as of December 31, 2017, respectively	(2,868)	(4,861)
Total shareholders’ equity	40,252	40,241
Total liabilities and shareholders’ equity	$79,008	$76,242
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2018	2017
Net sales	$41,383	$40,641
Cost of sales	8,249	8,762
Gross profit	33,134	31,879

Operating expenses:
Commissions and incentives	16,985	17,081
Selling and administrative expenses	7,980	8,654
Depreciation and amortization expense	511	502
Other operating costs	8,546	7,676
Total operating expenses	34,022	33,913

Loss from operations	(888)	(2,034)
Interest income	29	29
Other income, net	288	41
Loss before income taxes	(571)	(1,964)

Income tax benefit	307	717
Net loss	$(264)	$(1,247)

Loss per common share:
Basic	$(0.10)	$(0.46)
Diluted	$(0.10)	$(0.46)

Weighted-average common shares outstanding:
Basic	2,719	2,701
Diluted	2,719	2,701

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(264)	$(1,247)
Foreign currency translations	334	2,379
Comprehensive income	$70	$1,132

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(264)	—	—	(264)
Declared dividends	—	—	(340)	—	—	(340)
Charge related to stock-based compensation	—	36	—	—	—	36
Issuance of unrestricted shares	—	(1,748)	—	—	1,993	245
Foreign currency translations	—	—	—	334	—	334
Balance at March 31, 2018	$—	$33,216	$3,586	$6,318	$(2,868)	$40,252

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264)	$(1,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	511	502
Provision for inventory losses	206	111
Provision for doubtful accounts	89	44
Loss on disposal of assets	14	—
Stock-based compensation expense	281	322
Deferred income taxes	(1,118)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(216)	82
Income tax receivable	907	1,431
Inventories	131	(1,213)
Prepaid expenses and other current assets	(853)	246
Deferred commissions	(31)	88
Other assets	(67)	327
Accounts payable	(555)	638
Accrued expenses and other liabilities	182	(838)
Taxes payable	681	(383)
Commissions and incentives payable	1,033	119
Deferred revenue	44	44
Net cash provided by operating activities	975	86
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(282)	(361)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(281)	(361)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	54
Payment of cash dividends	(340)	(337)
Repayment of capital lease obligations	(364)	(412)
Net cash used in financing activities	(704)	(695)
Effect of currency exchange rate changes on cash and cash equivalents	298	2,238
Net increase in cash, cash equivalents, and restricted cash	288	1,268
Cash, cash equivalents, and restricted cash at the beginning of the period	46,761	36,626
Cash, cash equivalents, and restricted cash at the end of the period	$47,049	$37,894
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$248	$255
Interest paid on capital leases and financing arrangements	$11	$18
Assets acquired through financing arrangements	$1,356	$130
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

On July 1, 2017, the Company revised its 2017 Associate Compensation Plan, which was designed to stimulate business growth and development for our active business building associates ("independent associates" or "associates") and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth. The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. In addition, the 2017 Associate Compensation Plan re-designated members as preferred customers and modified their pricing structure.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2017 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2018 (the “2017 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2017 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2018 and December 31, 2017, credit card receivables were $2.7 million and $2.0 million, respectively. As of March 31, 2018 and December 31, 2017, cash and cash equivalents held in bank accounts in foreign countries totaled $33.8 million and $30.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits.  The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $34.4 million and $32.7 million at March 31, 2018 and December 31, 2017, respectively. In addition, for the three months ended March 31, 2018, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of each of March 31, 2018 and December 31, 2017, our total restricted cash was $9.1 million.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents at beginning of period	$37,682	$28,687
Current restricted cash at beginning of period	1,514	1,510
Long-term restricted cash at beginning of period	7,565	6,429
Cash, cash equivalents, and restricted cash at beginning of period	$46,761	$36,626

Cash and cash equivalents at end of period	$37,936	$37,682
Current restricted cash at end of period	1,515	1,514
Long-term restricted cash at end of period	7,598	7,565
Cash, cash equivalents, and restricted cash at end of period	$47,049	$46,761

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of March 31, 2018 and December 31, 2017, receivables consisted primarily of amounts due from preferred customers and associates. As of March 31, 2018 and December 31, 2017, the Company's accounts receivable balance (net of allowance) was $0.4 million and $0.3 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each of March 31, 2018 and December 31, 2017, the Company held an allowance for doubtful accounts of $0.6 million.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

At each of March 31, 2018 and December 31, 2017, other assets were $3.9 million and primarily consisted of deposits for building leases in various locations of $2.0 million and $1.9 million, respectively. Additionally, included in the March 31, 2018 and December 31, 2017 balances was $1.8 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the March 31, 2018 and December 31, 2017 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $0.9 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively, as a result of funding from a capital financing agreement related to our investment in computer hardware and software and other financing arrangements. At March 31, 2018, the current portion was $0.9 million. At December 31, 2017, the current portion was $0.8 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.9 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.  At each of March 31, 2018 and December 31, 2017, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition.  At each of March 31, 2018 and December 31, 2017, accrued restoration costs related to these leases amounted to $0.4 million.  At each of March 31, 2018 and December 31, 2017, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million (see Note 9, Employee Benefit Plans, of the Company’s 10-K, filed March 26, 2018). At March 31, 2018, the Company recorded $1.4 million in other long-term liabilities for lease incentives related to the corporate headquarters operating lease.

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when control of the product transfers to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held.
As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company also collects associate fees, which relate to providing associates with the right to earn commissions, benefits and incentives for an annual period. Revenue from software tools included in the first contractual year is recognized over three months and revenue from associate fees is recognized over 12 months (see Contracts with Multiple Performance Obligations for recognition guidelines). Almost all orders are paid via credit card. Corporate-sponsored event revenue is recognized when the event is held. See Note 9, Segment Information, for disaggregation of revenues by geographic segment and type.
The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong and Taiwan since the implementation of the 2017 Associate Compensation Plan. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets.

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $3.9 million for the year ended December 31, 2017. Of this balance $2.7 million was amortized to commissions expense for the three months ended March 31, 2018. At March 31, 2018, deferred commissions were $3.9 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event, and (iv) prepaid annual associate fees. At December 31, 2017, the Company’s deferred revenue was $8.6 million. Of this balance, $6.8 million was recognized as revenue for the three months ended March 31, 2018. At March 31, 2018, the Company’s deferred revenue was $8.6 million.

Mannatech’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at March 31, 2018 and December 31, 2017 was $6.1 million and $6.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited	(1,235)
Loyalty points used	(3,565)
Loyalty points vested	2,808
Loyalty points unvested	1,725
Loyalty deferred revenue as of March 31, 2018	$6,139

Sales Refund and Allowances
The Company utilizes the expected value method, as set forth by ASC 606, to estimate the sales returns and allowance liability by taking the weighted average of the sales return rates over a rolling six-month period. The Company allocates the total amount recorded within the sales return and allowance liability as a reduction of the overall transaction price for the Company’s product sales. The Company deems the sales refund and allowance liability to be a variable consideration. The method for estimating the sales returns and allowance liability has remained consistent as a result of adopting ASC 606.
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2018 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	340
Adjustment related to sales made in prior periods	(24)
Actual returns or credits related to current period	(220)
Actual returns or credits related to prior periods	(93)
Sales reserve as of March 31, 2018	$120

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contracts with Multiple Performance Obligations

Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations - a) the sale of the product and b) the loyalty program. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the sale of the product.

The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations - a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, b) three months of complimentary access to utilize the Success Tracker™ online tool and c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regards to both of the aforementioned contracts, the Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts.

Shipping and Handling Costs

The Company records inbound freight as a component of inventory and cost of sales. The Company records freight and shipping fees collected from its customers as fulfillment costs. In accordance with ASC 606-10-25-18a, freight and shipping fees are not deemed to be separate performance obligations as these activities occur before the customer receives the product.
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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We adopted this standard on January 1, 2018 utilizing the modified retrospective approach applied to open contracts at the date of initial application. As the cumulative effect of applying the modified retrospective approach was immaterial, no adjustment was recorded to the opening balance of retained earnings. The

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. The overall financial impact of adopting this standard did not have a material impact on our consolidated financial statements, financial condition, changes in financial condition or results of operations.

The Company adopted ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), during the first quarter of 2018. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230), which addresses the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Restricted cash amounts are to be included with cash and cash equivalents when reconciling the beginning and ending amounts of cash on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements, financial condition, changes in financial condition or results of operations.

The Company adopted ASU 2017-09, Compensation, Stock Compensation (Topic 718), during the first quarter of 2018. In May 2017, the FASB issued ASU 2017-09, Compensation, Stock Compensation (Topic 718), to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is required to be applied prospectively. The guidance was effective January 1, 2018, and the adoption of this ASU did not have a material impact on our financial statements, financial condition, changes in financial condition or results of operations.

Accounting Pronouncements Issued But Not Yet Effective
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act that was passed in December of 2017 (the "TCJA") from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA.  The standard will be effective for us on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the TCJA are recognized.  The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The overall financial impact of adopting this standard is unknown at this time.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$869	$879
Finished goods	8,745	9,072
Inventory reserves for obsolescence	(566)	(566)
Total	$9,048	$9,385

NOTE 3: INCOME TAXES

For the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 53.7% and 36.5%, respectively, and was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2018 generated a tax benefit due to loss before income tax. Items increasing the effective tax rate are add-backs from foreign loss positions in certain jurisdictions and the impact of global intangible low-tax income (“GILTI”) as a result of the TCJA. The effective tax rate for the three months ended March 31, 2017 was higher than what would have been expected if the U.S. federal statutory rate were applied to income before taxes due to add-backs from foreign loss positions in certain jurisdictions and “Subpart F income” resulting from controlled foreign corporation operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of March 31, 2018, the Company has not completed its accounting for the tax effects of the TCJA. The Company recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the Internal Revenue Service, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.
For each of the three months ended March 31, 2018 and 2017, shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. In determining the potential dilution effect of outstanding stock options during each of the three months ended March 31, 2018 and 2017, the Company used the quarterly average common stock closing price of $14.68 and $18.42 per share, respectively. The Company reported a net loss for each of the three months ended March 31, 2018 and 2017.

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the "2017 Plan"), which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2018, the Company had a total of 224,154 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of changes in stock options outstanding during the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Total gross compensation expense	$36	$77
Total tax benefit associated with compensation expense	7	13
Total net compensation expense	$29	$64

As of March 31, 2018, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2018	Year ending December 31,
		2019	2020	2021
Total gross unrecognized compensation expense	$85	$38	$—	$—
Tax benefit associated with unrecognized compensation expense	12	3	—	—
Total net unrecognized compensation expense	$73	$35	$—	$—

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2017	$5,703	$281	$5,984
Current-period change (1)	334	—	334
Balance as of March 31, 2018	$6,037	$281	$6,318
(1)No amounts reclassified from accumulated other comprehensive income.

Dividends

On March 12, 2018, the Board of Directors declared a dividend of $0.125 per share that was paid on March 28, 2018 to shareholders of record on March 21, 2018.

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

Administrative Proceeding

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. The Company anticipates a final decision on the appeal by the first quarter of 2019. This matter remains open.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

asserts that the stay includes Defendant Wellness Quest as it is wholly owned by Defendant Dr. McDaniel. Although stayed, the case has not been dismissed. This matter remains open.

In Re: Harley Reginald McDaniel, Case No. 17-42560 (U.S. Bankruptcy Court for the Northern District of Texas)

On June 22, 2017, the Company received notice that on June 20, 2017, Dr. H. Reginald McDaniel (the “Debtor”) filed a Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The Company is the largest creditor based on the Company’s judgment against the Debtor in the patent litigation styled, Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel. The Debtor asserts that the value of the debt is $700,000. The Company engaged bankruptcy counsel. The first meeting of creditors was held on August 8, 2017. On August 24, 2017, the Chapter 7 Trustee and the Company each filed objections to certain exemptions asserted by the Debtor. On August 25, 2017, the U.S. Trustee filed a motion seeking dismissal of the case. On September 14, 2017, the Company filed its response opposing the U.S. Trustee’s motion on the grounds that dismissal would be contrary to the best interests of the creditors. A hearing on the motion to dismiss was held on September 20, 2017. On October 12, 2017, the U.S. Trustee stipulated to dismiss its dismissal motion. On November 7, 2017, the Company filed a proof of claim in the amount of $700,000. On November 27, 2017, the Company commenced an adversary proceeding in the case styled Mannatech, Inc. v. Harley Reginald McDaniel, Sr., Adversary Number 17-04153 against the Debtor seeking a declaration that the indebtedness to Mannatech is non-dischargeable. On December 27, 2017, the Chapter 7 Trustee, the Debtor, and the Company negotiated a Settlement and Compromise Agreement and on January 2, 2018, the Chapter 7 Trustee filed a motion seeking the Court’s approval of that agreement. On January 31, 2018, the Court entered an Order granting the Trustee’s motion. On March 9, 2018, the Company dismissed the adversarial case against the Debtor. On March 15, 2018, the Company received notice that the Chapter 7 Trustee submitted the Final Report to the U.S. Trustee’s office for approval. The U.S. Trustee filed the Notice of the Trustee’s Final Report and Application for Compensation with the Court on April 24, 2018. Under the Final Report, the Company is scheduled to receive $62,976.69 for its allowed, general unsecured claim. Objections to the Final Report or the Application for Compensation must be filed with Court and served on the U.S. Trustee within 30 days of the date of the notice. If no objection to the Final Report is filed and served, the U.S. Trustee may pay proceeds contemplated by the Final Report without further order of the Court. The Company is currently assessing how to proceed with the patent infringement case against Wellness Quest. This matter remains open.

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

On March 28, 2017, the Trademark Trial and Appeal Board (the "TTAB") ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017. On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment. Shaklee’s reply in support of their Motion for Summary Judgement and Response to the Company’s Counterclaim was filed on August 3, 2017. Each party’s respective motions for summary judgment were denied by the TTAB. The TTAB set April 21, 2018 as the due date for expert disclosures and set May 21, 2018 as the closing date for discovery. Shaklee filed a Motion to Quash on April 13, 2018 and the Company filed its response on April 28, 2018.

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2018.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2018 and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$—	$—	$—	$—
Interest bearing deposits – various banks	25,246	—	—	25,246
Total assets	$25,246	$—	$—	$25,246
Amounts included in:
Cash and cash equivalents	$18,173	$—	$—	$18,173
Restricted cash	742	—	—	742
Long-term restricted cash	6,331	—	—	6,331
Total	$25,246	$—	$—	$25,246

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$—	$—	$—	$—
Interest bearing deposits – various banks	23,695	—	—	23,695
Total assets	$23,695	$—	$—	$23,695
Amounts included in:
Cash and cash equivalents	$16,651	$—	$—	$16,651
Restricted cash	741	—	—	741
Long-term restricted cash	6,303	—	—	6,303
Total	$23,695	$—	$—	$23,695

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs (with the exception of the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan where packs have been replaced with associate fees, see Note 1, Organization and Summary of Significant Accounting Policies) and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by pack sales and associate fees and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three months
Region	2018		2017
Americas	$13.7	33.1%	$15.5	38.2%
Asia/Pacific	24.2	58.4%	21.9	53.9%
EMEA	3.5	8.5%	3.2	7.9%
Totals	$41.4	100.0%	$40.6	100.0%

	Three months
	2018	2017
Consolidated product sales	$41.0	$35.0
Consolidated pack sales and associate fees(a)	0.5	5.7
Consolidated other	(0.1)	(0.1)
Consolidated total net sales	$41.4	$40.6
(a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each independent associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan since the implementation of 2017 Associate Compensation Plan. Prior to the change, independent associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2018 and December 31, 2017, reside in the following regions, as follows (in millions):

Region	March 31, 2018	December 31, 2017
Americas	$4.1	$2.9
Asia/Pacific	1.3	1.3
EMEA	0.1	0.1
Total	$5.5	$4.3

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2018	December 31, 2017
Americas	$3.7	$3.5
Asia/Pacific	4.0	4.5
EMEA	1.3	1.4
Total	$9.0	$9.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2018 as compared to the same periods in 2017, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 210,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $0.8 million, or 2.0%, to $41.4 million, during the three months ended March 31, 2018, as compared to the same period in 2017. For the three month period ended March 31, 2018, our net sales declined 2.5% on a Constant dollar basis (see Non-GAAP Measures, below); favorable foreign exchange caused a $1.0 million increase in GAAP net sales as compared to the same period in 2017. For the three months ended March 31, 2018 and March 31, 2017, our operations outside of the Americas accounted for approximately 66.9% and 61.8%, respectively, of our consolidated net sales.

The net sales comparisons for the three months ended March 31, 2018 and March 31, 2017 were primarily affected by the average value of product orders and the transition to associate fees from pack sales in conjunction with the changes made to our 2017 Associate Compensation Plan.

•
The average product order value increased 22.4%, to $197 for the three months ended March 31, 2018, as compared to $161 for the same period in 2017. This was partially offset by a 4.0% decrease in the number of product orders, to 220,936 for the three months ended March 31, 2018, as compared to 230,023 during the same period in 2017.

•
The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 27.3% during the first quarter of 2018 to 20,738, as compared to 28,516 during the same period in 2017. In addition, average pack value decreased by $175, to $24 for the first quarter of 2018, as compared to $199 for the same period in 2017.

The changes in our 2017 Associate Compensation Plan were strategically designed to reduce the importance of pack sales and maximize the buying experience for our preferred customers, thus affecting the mix between product and pack sales. Additional information regarding the changes to our 2017 Associate Compensation Plan can be found in the Current Economic Conditions and Recent Developments section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's annual report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $1.8 million for the three months ended March 31, 2018. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	2018		2017		Change from 2018 to 2017
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$41,383	100.0%	$40,641	100.0%	$742	1.8%
Cost of sales	8,249	19.9%	8,762	21.6%	(513)	(5.9)%
Gross profit	33,134	80.1%	31,879	78.4%	1,255	3.9%

Operating expenses:
Commissions and incentives	16,985	41.0%	17,081	42.0%	(96)	(0.6)%
Selling and administrative expenses	7,980	19.3%	8,654	21.3%	(674)	(7.8)%
Depreciation and amortization expense	511	1.2%	502	1.2%	9	1.8%
Other operating costs	8,546	20.7%	7,676	18.9%	870	11.3%
Total operating expenses	34,022	82.2%	33,913	83.4%	109	0.3%
Loss from operations	(888)	(2.1)%	(2,034)	(5.0)%	1,146	(56.3)%
Interest income	29	—%	29	0.1%	—	—%
Other income, net	288	0.7%	41	0.1%	247	602.4%
Loss before income taxes	(571)	(1.5)%	(1,964)	(4.9)%	1,393	(70.9)%
Income tax benefit	307	0.7%	717	1.8%	(410)	(57.2)%
Net loss	$(264)	(0.6)%	$(1,247)	(3.1)%	$983	(78.8)%

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

Three-month period ended (in millions, except percentages)	March 31, 2018		March 31, 2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$41.4	$39.6	$40.6	$(1.0)	(2.5)%
Product	41.0	39.2	35.0	4.2	12.0%
Pack sales and associate fees(a)	0.5	0.5	5.7	(5.2)	(91.2)%
Other	(0.1)	(0.1)	(0.1)	—	—%
Gross profit	33.1	31.7	31.9	(0.2)	(0.6)%
Loss from operations	(0.9)	(1.2)	(2.0)	0.8	(40.0)%
(a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each independent associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan since the implementation of 2017 Associate Compensation Plan. Prior to the change, independent associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Net Sales

Consolidated net sales for the three months ended March 31, 2018 increased by $0.8 million, or 2.0%, to $41.4 million as compared to $40.6 million for the same period in 2017.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Americas	$13.7	33.1%	$15.5	38.2%
Asia/Pacific	24.2	58.4%	21.9	53.9%
EMEA	3.5	8.5%	3.2	7.9%
Total	$41.4	100.0%	$40.6	100.0%

For the three months ended March 31, 2018, net sales in the Americas decreased by $1.8 million, or 11.6%, to $13.7 million, as compared to $15.5 million for the same period in 2017. This decrease was primarily due to a 11.7% decline in revenue per active independent associate and preferred customer partially offset by a 0.1% increase in the number of active independent associates and preferred customers.

For the three months ended March 31, 2018, our operations outside of the Americas accounted for approximately 66.9% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 61.8% of our consolidated net sales.

For the three months ended March 31, 2018, Asia/Pacific net sales increased by $2.3 million, or 10.5%, to $24.2 million, as compared to $21.9 million for the same period in 2017. This increase was primarily due to a 29.2% increase in revenue per active independent associate and preferred customer, which was partially offset by a 14.5% decline in the number of active independent associates and preferred customers. During the three months ended March 31, 2018, the loyalty program decreased sales by $0.1 million, as compared to the same period in 2017. Foreign currency exchange had the effect of increasing revenue by $1.4 million for the three months ended March 31, 2018, as compared to the same period in 2017. The currency impact is primarily due to the strengthening of the Korean Won, Japanese Yen, Australian Dollar, Chinese Yuan (Renminbi), Taiwanese Dollar, New Zealand Dollar, and Singapore Dollar partially offset by the weakening of the Hong Kong Dollar.

For the three months ended March 31, 2018, EMEA net sales increased by $0.3 million, or 9.4%, to $3.5 million, as compared to $3.2 million for the same period in 2017. This increase was primarily due to a 20.3% increase in the number of active independent associates and preferred customers partially offset by a 9.1% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.4 million when the three-month period ending March 31, 2018 is compared to the same period in 2017.  The currency impact is primarily due to the strengthening of the South Africa Rand, the British Pound, and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31		Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$41.0	$35.0	$6.0	17.1%
Consolidated pack sales and associate fees(a)	0.5	5.7	(5.2)	(91.2)%
Consolidated other	(0.1)	(0.1)	—	—%
Total consolidated net sales	$41.4	$40.6	$0.8	2.0%
(a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each independent associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan since the implementation of 2017 Associate Compensation Plan. Prior to the change, independent associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Product Sales

Our product sales are made to our independent associates at published wholesale prices. We also sell our products to preferred customers at discounted published retail prices. Product sales for the three months ended March 31, 2018 increased by $6.0 million, or 17.1%, as compared to the same period in 2017. The increase in product sales was primarily due to an increase in the average order value. The average order value for the three months ended March 31, 2018 was $197, as compared to $161 for the same period in 2017. The number of orders processed during the three months ended March 31, 2018 decreased by 3.9%, as compared to the same period in 2017.

Pack Sales and Associate Fees

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company now collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan since the implementation of the 2017 Associate Compensation Plan. Prior to the change, pack sales represented sales of packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees for these respective geographic markets represented an immaterial amount of total sales. In order to stay current and competitive with industry changes, the 2017 Associate Compensation Plan was strategically designed to reduce the importance of pack sales. As such, over the course of the coming year, we will seek to replace pack sales with associate fees in all of our geographic markets.

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

The dollar amount of pack sales and associate fees related to new and continuing independent associates held by individuals in our network was as follows, for the three months ended March 31, (in millions, except percentages):

			Change
	2018	2017	Dollar	Percentage
New	$0.2	$2.2	$(2.0)	(90.9)%
Continuing	0.3	3.5	(3.2)	(91.4)%
Total	$0.5	$5.7	$(5.2)	(91.2)%

Total pack sales and associate fees for the three months ended March 31, 2018 decreased by $5.2 million, or 91.2%, to $0.5 million, as compared to $5.7 million for the same period in 2017. Average pack and associate fee value for the three months ended March 31, 2018 was $24, as compared to $199 for the same period in 2017. The total number of packs and associate fees sold decreased by 7,778, or 27.3%, to 20,738 for the three months ended March 31, 2018, as compared to the same period in 2017.

Pack sales and associate fees correlate to new associate positions held by individuals in our network when a starter pack or associate fee is purchased and to continuing associate positions held by individuals in our network when an upgrade or a renewal pack or renewal associate fee is purchased. However, there is no direct correlation between product sales and the number of new and continuing associate positions and preferred customer positions held by individuals in our network because associates and preferred customers utilize products at different volumes.

During 2017 and continuing into 2018, we took the following actions to recruit and retain associates and preferred customers:

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2018 and 2017 were as follows:

	2018		2017
New	91,000	43.3%	102,000	46.4%
Continuing	119,000	56.7%	118,000	53.6%
Total	210,000	100.0%	220,000	100.0%

Recruitment of new independent associates and preferred customers decreased 20.5% in the first quarter of 2018, as compared to the first quarter of 2017. The number of new independent associate and preferred customer positions held by individuals in our network for the first quarter of 2018 was approximately 18,200, as compared to 22,900 for the same period in 2017.

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) monthly fees collected for the Success Tracker™ and Mannatech+ customized electronic business-building and educational materials, databases and applications; (iii) training and event registration fees; and (iv) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales.

For each of the three months ended March 31, 2018 and 2017, other sales remained the same, as a cost of $0.1 million.

Gross Profit

For the three months ended March 31, 2018, gross profit increased by $1.2 million, or 3.9%, to $33.1 million, as compared to $31.9 million for the same period in 2017. For the three months ended March 31, 2018, gross profit as a percentage of net sales increased to 80.1%, as compared to 78.4% for the same period in 2017. During the three months ended March 31, 2018, gross profit improved due to positive foreign exchange and tighter inventory management. During the three months ended March 31, 2017, we incurred other non-recurring charges.

Commissions and Incentives

Commission expenses for the three months ended March 31, 2018 decreased by 1.8%, or $0.3 million, to $16.2 million, as compared to $16.5 million for the same period in 2017. For the three months ended March 31, 2018, commissions as a percentage of net sales decreased to 39.2% from 40.6% for the same period in 2017 due to the structure of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017.

Incentive costs for the three months ended March 31, 2018 increased by 34.5%, or $0.2 million, to $0.8 million, as compared to $0.6 million for the same period in 2017 due to new incentives in growth markets. For the three months ended March 31, 2018, incentives as a percentage of net sales increased to 1.9% from 1.4% for the same period in 2017.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2018, selling and administrative expenses decreased by $0.7 million, or 7.8%, to $8.0 million, as compared to $8.7 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $0.9 million decrease in payroll costs in our headquarters, Japan, and Europe offices, offset by $0.2 million increase in marketing related costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2018 decreased to 19.3% from 21.3% for the same period in 2017.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2018, other operating costs increased by $0.8 million, or 11.3%, to $8.5 million, as compared to $7.7 million for the same period in 2017. For the three months ended March 31, 2018, other operating costs as a percentage of net sales increased to 20.7% from 18.9% for the same period in 2017. The increase in operating costs was primarily due to a $1.1 million increase in non-recurring office expenses incurred with the corporate office move, which was partially offset by a $0.3 million decrease in legal and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ending March 31, 2018 and 2017.

Other Income, Net

Due to foreign exchange gains, other income was $0.3 million and $41 thousand for the three months ending March 31, 2018 and 2017, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three month periods ended March 31:

Country	2018	2017
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China	25.0%	25.0%
Colombia	33.0%	34.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.8%	34.8%
Mexico	30.0%	30.0%
Norway	23.0%	24.0%
Republic of Korea	25.0%	22.0%
Russia(1)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	16.2%	16.2%
Taiwan	20.0%	17.0%
Ukraine(2)	18.0%	18.0%
United Kingdom	19.0%	20.0%
United States	24.0%	37.5%
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

For the periods ended March 31, 2018 and December 31, 2017, we maintained the following valuation allowances for deferred tax assets totaling $12.1 million and $11.4 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	March 31, 2018	December 31, 2017
Colombia	$0.6	$0.6
Mexico	2.8	2.8
South Africa	0.2	0.1
Sweden	0.1	0.1
Taiwan	0.8	0.8
Ukraine	0.1	0.1
United Kingdom	0.2	0.1
United States	7.0	6.8
Other Jurisdictions	0.3	—
Total	$12.1	$11.4

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2018 and 2017, the Company’s effective tax rate was 53.7% and 36.5%, respectively. For the three months ended March 31, 2018, the effective tax rate generated a tax benefit due to loss before income tax. Items increasing the effective tax rate are add-backs from foreign loss positions in certain jurisdictions and the impact of global intangible low-tax income (“GILTI”) as a result of the TCJA. The effective tax rate for the three months ended March 31, 2017 was higher than what would have been expected if the U.S. federal statutory rate were applied to income before taxes due to add-backs from foreign loss positions in certain jurisdictions and “Subpart F income” resulting from controlled foreign corporation operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2018, our cash and cash equivalents increased by 0.5%, or $0.2 million, to $37.9 million from $37.7 million as of December 31, 2017. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of March 31, 2018 and December 31, 2017. Finally, fluctuations in currency rates produced an increase of $0.3 million and $2.2 million in cash and cash equivalents for the three months period ending March 31, 2018 and 2017, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2018 and December 31, 2017, our working capital was $22.0 million and $22.8 million, respectively. The change in working capital is primarily due to an increase in commissions and incentives payable, offset by an increase in prepaid expenses and other current assets.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2018	2017
Operating activities	$1.0	$0.1
Investing activities	$(0.3)	$(0.4)
Financing activities	$(0.7)	$(0.7)

Operating Activities

Cash provided by operating activities was $1.0 million for the three months ended March 31, 2018, compared to cash provided by operating activities of $0.1 million for the same period in 2017. During the three months ended March 31, 2018, sources of cash included income tax receivable, commissions and incentives payable, and taxes payable. During the three months ended March 31, 2018, uses of cash primarily included deferred income taxes, prepaid expenses and other current assets, and accounts payable.

Investing Activities

For the three months ended March 31, 2018 and 2017, our investing activities used cash of $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2018, we invested approximately $0.3 million in back-office software projects. During the three months ended March 31, 2017, we invested approximately $0.2 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers, and less than $0.1 million in office equipment.

We acquired an additional $1.3 million in leasehold improvements for the new corporate offices through financing arrangements.

Financing Activities

For each of the three months ended March 31, 2018 and 2017, our financing activities used cash of $0.7 million. For the three months ended March 31, 2018, we used $0.4 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders. For the three months ended March 31, 2017, we used $0.4 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders, which was partially offset by cash provided by the exercise of stock options.

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

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. For more information, see Note 3, Income Taxes, and Note 7, Litigation, to our consolidated financial statements.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2018, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Capital lease obligations	$143	$78	$40	$28	$7	$—	$296
Purchase obligations (1)(2)	1,689	5,100	4,675	—	—	—	11,464
Operating leases	2,271	1,985	1,247	1,150	1,167	5,108	12,928
Note payable and other financing arrangements	866	69	—	—	—	—	935
Employment agreements	598	199	—	—	—	—	797
Royalty agreement	44	59	59	7	—	—	169
Tax liability (3)	—	—	—	—	—	168	168
Other obligations (4)	226	28	149	87	61	1,070	1,621
Total commitments and obligations	$5,837	$7,518	$6,170	$1,272	$1,235	$6,346	$28,378

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $14.2 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of March 31, 2018.
(3)Represents the tax liability associated with uncertain tax positions, see Note 3, Income Taxes, to our Consolidated Financial Statements.
(4)Other obligations are composed of pension obligations related to the Company's international operations (approximately $1.2 million) and lease restoration obligations (approximately $0.4 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2018.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2018, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2018
Office furniture and equipment	5 to 7 years	$0.5 million
Computer hardware and software	3 to 5 years	2.2 million
Automobiles	3 to 5 years	—
Leasehold improvements (1)	2 to 10 years	0.6 million
Total net carrying value at March 31, 2018		$3.3 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2018 and the year ended December 31, 2017.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2018, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of March 31, 2018, we maintained a valuation allowance for deferred tax assets arising from our operations of $12.1 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of March 31, 2018, we had deferred tax assets, after valuation allowance, totaling $5.4 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the TCJA from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which associates pay to the Company annually in order to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the three months ended March 31, 2018.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three months ended March 31, 2018, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606, Revenue Recognition.

We defer certain components of revenue. At each of March 31, 2018 and December 31, 2017, deferred revenue was $8.6 million. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at March 31, 2018 and December 31, 2017 was $6.1 million and $6.4 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.9 million at each of March 31, 2018 and December 31, 2017.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited	(1,235)
Loyalty points used	(3,565)
Loyalty points vested	2,808
Loyalty points unvested	1,725
Loyalty deferred revenue as of March 31, 2018	$6,139

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

•
Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or preferred customer’s account.

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2018, we had 224,154 shares available for grant in the future. We did not grant any stock options during the three months ended March 31, 2018.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606, Revenue from Contracts with Customers. We adopted this standard on January 1, 2018 utilizing the modified retrospective approach applied to open contracts at the date of initial application. The immaterial cumulative effect was recognized in retained earnings. The timing of revenue recognition for our various revenue streams was not materially impacted by the adoption of this standard. We believe our business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. The overall financial impact of adopting this standard did not have a material impact on our consolidated financial statements, financial condition, changes in financial condition or results of operations, and we do not expect a significant impact to future revenue trends.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently in the initial stages of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows. The overall financial impact of adopting this standard is unknown at this time.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the TCJA from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA. The standard will be effective for us on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the TCJA are recognized. The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. We have not yet determined the overall financial impact of adopting this standard.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2018 were as follows:

	Three months ended March 31, 2018			As of March 31, 2018
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.76732	0.81136	0.78634	0.76897
Canada (Canadian Dollar)	0.76387	0.81321	0.79150	0.77604
China (Renminbi)	0.15345	0.15963	0.15727	0.15931
Colombia (Peso)	0.00034	0.00036	0.00035	0.00036
Czech Republic (Koruna)	0.04677	0.04953	0.04840	0.04860
Denmark (Kroner)	0.16039	0.16766	0.16504	0.16532
Hong Kong (Hong Kong Dollar)	0.12742	0.12799	0.12777	0.12742
Japan (Yen)	0.00884	0.00955	0.00923	0.00941
Mexico (Peso)	0.05082	0.05504	0.05338	0.05504
New Zealand (New Zealand Dollar)	0.70973	0.74054	0.72724	0.72401
Norway (Krone)	0.12178	0.13033	0.12760	0.12770
Republic of Korea (Won)	0.00092	0.00094	0.00093	0.00094
Singapore (Singapore Dollar)	0.74825	0.76541	0.75823	0.76311
South Africa (Rand)	0.08050	0.08675	0.08366	0.08465
Sweden (Krona)	0.11974	0.12733	0.12340	0.11993
Switzerland (Franc)	1.01935	1.08306	1.05490	1.04866
Taiwan (New Taiwan Dollar)	0.03367	0.03446	0.03415	0.03439
United Kingdom (British Pound)	1.34939	1.42449	1.39115	1.40374
Various countries (1) (Euro)	1.19434	1.24812	1.22890	1.23217
(1)Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland, and Spain

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Litigation of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6    Exhibits

See Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, dated August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2003 (filed to correct the reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 2017).	10-K	000-24657	10.2	March 15, 2004
10.2	Amended and Restated 2000 Option Plan, dated August 7, 2003 (filed to correct the reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 2017).	10-K	000-24657	10.3	March 15, 2004
10.3	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated June 7, 2004 (filed to correct the reference to Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 2017).	10-Q	000-24657	10.2	August 9, 2004
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: May 8, 2018	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 8, 2018	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)