Form 10-Q
period 2018-06-30
MANNATECH INC
filed 2018-08-06
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2018
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
Yes ☐ No ☒

As of July 31, 2018, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,402,612.

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

Unless stated otherwise, all financial information throughout this report and in the Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “us,” “our,” or “their.”

Our products are not intended to diagnose, cure, treat, or prevent any disease, and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the “FDA”.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2018 (unaudited)	December 31, 2017
Cash and cash equivalents	$28,775	$37,682
Restricted cash	1,513	1,514
Accounts receivable, net of allowance of $636 and $582 in 2018 and 2017, respectively	237	273
Income tax receivable	—	907
Inventories, net	10,277	9,385
Prepaid expenses and other current assets	3,482	2,607
Deferred commissions	3,124	3,880
Total current assets	47,408	56,248
Property and equipment, net	5,656	3,537
Construction in progress	873	777
Long-term restricted cash	7,242	7,565
Other assets	3,827	3,876
Long-term deferred tax assets, net	5,634	4,239
Total assets	$70,640	$76,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$98	$228
Accounts payable	6,414	6,008
Accrued expenses	6,331	5,771
Commissions and incentives payable	10,090	9,658
Taxes payable	3,296	2,404
Current notes payable	1,019	815
Deferred revenue	7,287	8,561
Total current liabilities	34,535	33,445
Capital leases, excluding current portion	108	144
Long-term deferred tax liabilities	1,098	1,147
Long-term notes payable	827	—
Other long-term liabilities	2,810	1,265
Total liabilities	39,378	36,001

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,402,612 shares outstanding as of June 30, 2018 and 2,742,857 shares issued and 2,702,940 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	33,806	34,928
Retained earnings	2,862	4,190
Accumulated other comprehensive income	4,292	5,984
Treasury stock, at average cost, 340,245 shares as of June 30, 2018 and 39,917 shares as of December 31, 2017, respectively	(9,698)	(4,861)
Total shareholders’ equity	31,262	40,241
Total liabilities and shareholders’ equity	$70,640	$76,242
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$45,137	$47,686	$86,520	$88,327
Cost of sales	8,141	8,786	16,390	17,548
Gross profit	36,996	38,900	70,130	70,779

Operating expenses:
Commissions and incentives	19,322	18,994	36,307	36,075
Selling and administrative expenses	9,615	9,978	17,595	18,632
Depreciation and amortization expense	535	453	1,046	955
Other operating costs	7,873	6,656	16,419	14,332
Total operating expenses	37,345	36,081	71,367	69,994

Income (loss) from operations	(349)	2,819	(1,237)	785
Interest income	133	19	162	48
Other income (expense), net	476	(9)	764	32
Income (loss) before income taxes	260	2,829	(311)	865

Income tax provision	(644)	(1,034)	(337)	(317)
Net income (loss)	$(384)	$1,795	$(648)	$548

Earnings (loss) per common share:
Basic	$(0.14)	$0.66	$(0.24)	$0.20
Diluted	$(0.14)	$0.65	$(0.24)	$0.19

Weighted-average common shares outstanding:
Basic	2,674	2,711	2,696	2,706
Diluted	2,674	2,778	2,696	2,775

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(384)	$1,795	$(648)	$548
Foreign currency translations	(2,026)	(731)	(1,692)	1,648
Comprehensive income (loss)	$(2,410)	$1,064	$(2,340)	$2,196

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(648)	—	—	(648)
Payment of cash dividends	—	—	(680)	—	—	(680)
Charge related to stock-based compensation	—	626	—	—	—	626
Issuance of unrestricted shares	—	(1,748)	—	—	1,993	245
Repurchase of common stock	—	—	—	—	(6,830)	(6,830)
Foreign currency translations	—	—	—	(1,692)	—	(1,692)
Balance at June 30, 2018	$—	$33,806	$2,862	$4,292	$(9,698)	$31,262

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(648)	$548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,046	955
Provision for inventory losses	339	202
Provision for doubtful accounts	216	73
Charge related to stock-based compensation	871	388
Deferred income taxes	(1,444)	(191)
Changes in operating assets and liabilities:
Accounts receivable	(180)	(169)
Income tax receivable	907	1,590
Inventories	(1,231)	1,155
Prepaid expenses and other current assets	(188)	1,207
Deferred commissions	756	51
Other assets	50	561
Accounts payable	406	882
Accrued expenses and other liabilities	749	(701)
Taxes payable	891	493
Commissions and incentives payable	432	730
Deferred revenue	(1,274)	57
Net cash provided by operating activities	1,698	7,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,074)	(680)
Proceeds from sale of assets	62	—
Net cash used in investing activities	(1,012)	(680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	83
Repurchase of common stock	(6,830)	(64)
Payment of cash dividends	(680)	(677)
Repayment of capital lease obligations	(747)	(778)
Net cash used in financing activities	(8,257)	(1,436)
Effect of currency exchange rate changes on cash and cash equivalents	(1,660)	1,510
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,231)	7,225
Cash, cash equivalents, and restricted cash at the beginning of the period	46,761	36,626
Cash, cash equivalents, and restricted cash at the end of the period	$37,530	$43,851
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$273	$479
Interest paid on capital leases and financing arrangements	$23	$37
Assets acquired through financing arrangements	$2,281	$130
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2018 and December 31, 2017, credit card receivables were $2.1 million and $2.0 million, respectively. As of June 30, 2018 and December 31, 2017, cash and cash equivalents held in bank accounts in foreign countries totaled $18.3 million and $30.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $35.2 million and $32.7 million at June 30, 2018 and December 31, 2017, respectively. In addition, for the six months ended June 30, 2018, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2018 and December 31, 2017, our total restricted cash was $8.8 million and $9.1 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents at beginning of period	$37,682	$28,687
Current restricted cash at beginning of period	1,514	1,510
Long-term restricted cash at beginning of period	7,565	6,429
Cash, cash equivalents, and restricted cash at beginning of period	$46,761	$36,626

Cash and cash equivalents at end of period	$28,775	$37,682
Current restricted cash at end of period	1,513	1,514
Long-term restricted cash at end of period	7,242	7,565
Cash, cash equivalents, and restricted cash at end of period	$37,530	$46,761

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of June 30, 2018 and December 31, 2017, receivables consisted primarily of amounts due from preferred customers and associates. As of June 30, 2018 and December 31, 2017, the Company's accounts receivable balance (net of allowance) was $0.2 million and $0.3 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of each of June 30, 2018 and December 31, 2017, the Company held an allowance for doubtful accounts of $0.6 million.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of June 30, 2018 and December 31, 2017, other assets were $3.8 million and $3.9 million, respectively. These amounts primarily consisted of deposits for building leases in various locations of $1.9 million at each of June 30, 2018 and December 31, 2017. Additionally, included in the June 30, 2018 and December 31, 2017 balances was $1.7 million representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the June 30, 2018 and December 31, 2017 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.8 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At June 30, 2018, the current portion was $1.0 million. At December 31, 2017, the current portion was $0.8 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.8 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.  At each of June 30, 2018 and December 31, 2017, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of June 30, 2018 and December 31, 2017, accrued restoration costs related to these leases amounted to $0.4 million. At each of June 30, 2018 and December 31, 2017, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million (see Note 9, Employee Benefit Plans, of the Company’s 10-K, filed March 26, 2018). As of June 30, 2018, the Company recorded $1.4 million in other long-term liabilities for lease incentives related to the corporate headquarters operating lease.

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter and renewal packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when control of the product transfers to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held.
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

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $3.9 million for the year ended December 31, 2017. Of this balance $1.8 million was amortized to commissions expense for the six months ended June 30, 2018. At June 30, 2018, deferred commissions were $3.1 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event, and (iv) prepaid annual associate fees. At December 31, 2017, the Company’s deferred revenue was $8.6 million. Of this balance, $4.6 million was recognized as revenue for the six months ended June 30, 2018. At June 30, 2018, the Company’s deferred revenue was $7.3 million.

Mannatech’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at June 30, 2018 and December 31, 2017 was $5.0 million and $6.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited	(2,131)
Loyalty points used	(6,754)
Loyalty points vested	6,345
Loyalty points unvested	1,091
Loyalty deferred revenue as of June 30, 2018	$4,957

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2018 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	690
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(585)
Actual returns or credits related to prior periods	(106)
Sales reserve as of June 30, 2018	$105

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606. We adopted this standard on January 1, 2018 utilizing the modified retrospective approach applied to open contracts at the date of initial application. As the cumulative effect of applying the modified retrospective approach was immaterial, no adjustment was recorded to the opening balance of retained earnings. The timing of revenue recognition for our

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

various revenue streams was not materially impacted by the adoption of this standard. The Company believes its business processes, systems, and controls are appropriate to support recognition and disclosure under ASC 606. In addition, the adoption has led to increased footnote disclosures. The overall financial impact of adopting this standard did not have a material impact on our consolidated financial statements, financial condition, changes in financial condition or results of operations.

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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the "TCJA") that was passed in December of 2017 from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA.  The standard will be effective for the Company on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the TCJA are recognized.  The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The overall financial impact of adopting this standard is unknown at this time.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$485	$879
Finished goods	10,354	9,072
Inventory reserves for obsolescence	(562)	(566)
Total	$10,277	$9,385

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2018, the Company’s effective tax rate was (359.8)% and (44.6)%, respectively. For the three and six months ended June 30, 2017, the Company’s effective tax rate was 36.5% and 36.6%, respectively. For the three and six months ended June 30, 2018 and 2017, the Company’s effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three and six months ended June 30, 2018, were different from the federal statutory rate due to the mix of earnings across jurisdictions, add-backs from foreign loss positions in certain jurisdictions and the impact of global intangible low-tax income (“GILTI”) as a result of the TCJA.

The effective tax rate for the three and six months ended June 30, 2017, was slightly higher than would have been expected if the federal statutory rate were applied to income before tax. Items increasing the effective income tax rate include the valuation allowances associated with certain deferred tax assets, “subpart F income” resulting from controlled foreign corporation operations and foreign permanent components. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains and deductions on non-qualified stock options.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of June 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA. The Company recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining our calculations. Additionally, future guidance from the Internal Revenue Service, SEC, or the FASB could result in changes to our accounting for the tax effects of the TCJA.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

In determining the potential dilution effect of outstanding stock options during the three and six months ended June 30, 2018, the Company used the quarterly and six-month ended average common stock close price of $19.46 and $17.12 per share, respectively. For the three and six months ended June 30, 2018, approximately 0.1 million and 0.3 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive. The Company reported a net loss for both of the three and six months ended June 30, 2018.

In determining the potential dilution effect of outstanding stock options during the three and six months ended June 30, 2017, the Company used the quarterly and six-month ended average common stock close price of $15.04 and $16.71 per share, respectively. For the three and six months ended June 30, 2017, approximately 0.1 million and 0.3 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the "2017 Plan"), which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2018, the Company had a total of 39,572 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the six months ended June 30, 2018 and 2017, the company granted 184,667 and 10,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2018 and 2017 was approximately $7.29 and $5.87 per share, respectively. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total gross compensation expense	$589	$67	$626	$143
Total tax benefit associated with compensation expense	29	15	36	28
Total net compensation expense	$560	$52	$590	$115

As of June 30, 2018, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2018	Year ending December 31,
		2019	2020	2021
Total gross unrecognized compensation expense	$261	$481	$138	$—
Tax benefit associated with unrecognized compensation expense	14	19	7	—
Total net unrecognized compensation expense	$247	$462	$131	$—

NOTE 6: SHAREHOLDERS’ EQUITY

Common Stock

On May 18, 2018, the Company commenced a modified Dutch auction cash tender offer to purchase up to $16.0 million of its outstanding common stock, par value $0.0001 per share, at a per share price not greater than $21.00 nor less than $18.50, to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 15, 2018. As a result of the tender offer, the Company accepted for purchase a total of 316,659 shares of its common stock which were properly tendered and not properly withdrawn at the price of $21.00 per share, for an aggregate purchase price of $6.8 million, which was funded from cash on hand. These common shares represented approximately 11.6% of the Company's total outstanding shares as of April 30, 2018.

As of June 30, 2018, the Company had 2,402,612 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2017	$5,703	$281	$5,984
Current-period change (1)	(1,692)	—	(1,692)
Balance as of June 30, 2018	$4,011	$281	$4,292
(1)No material amounts reclassified from accumulated other comprehensive income.

Dividends

On March 12, 2018, the Board of Directors declared a dividend of $0.125 per share that was paid on March 28, 2018 to shareholders of record on March 21, 2018, for an aggregate amount of $340 thousand.

On May 10, 2018, the Board of Directors declared a dividend of $0.125 per share that was paid on May 30, 2018 to shareholders of record on May 23, 2018, for an aggregate amount of $340 thousand.

NOTE 7: LITIGATION

Insured Litigation - Personal Injury

Ralph Pinkston v. Cornerstone Technologies, LLC d/b/a Cornerstone Show Foundation, Mannatech Inc., and Anatole Partners III, LLC, Case No. DC-17-13494 (192nd Dist. Ct., Dallas, Co., Tex)

On October 13, 2017, the Company’s registered agent received service of process of the above-captioned matter. Ralph Pinkston (the “Plaintiff”) is a truck driver who is alleging that he suffered injuries to his foot while unloading audio-visual equipment owned by Defendant Cornerstone from his truck on to the dock at Defendant Anatole’s hotel (the “Hotel”) on the morning of April 5, 2016. The Company held its 2016 MannaFest event at the Hotel from April 6, 2016 to April 10, 2016. Defendant Cornerstone provided production services to the Company for the event. The Plaintiff alleges that his injuries were due to the negligence of the Company and the other defendants. The Plaintiff is seeking damages in excess of $200,000. The Company submitted this matter to its insurance carrier and retained approved outside counsel. The Plaintiff deposed two Company employees on May 31, 2018. The parties reached a settlement agreement on June 12, 2018 with the Company paying Plaintiff $16,000 in exchange for his full release of all claims against the Company. On June 21, 2018, the Court issued an Order Granting Plaintiff’s Notice of Nonsuit with Prejudice of Defendant Mannatech, Inc. The Company considers this matter closed.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 22, 2017, bankruptcy counsel for Defendant Dr. McDaniel filed a Suggestion of Bankruptcy with the Court notifying the Court and the Company that on June 20, 2017, Defendant Dr. McDaniel filed a Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas in Cause No. 17-42560. This case was automatically stayed, which under the Bankruptcy Code, prevents any type of collection to continue including litigation against the debtor. Defendant Dr. McDaniel asserted that the stay included Defendant Wellness Quest as it is wholly owned by Defendant Dr. McDaniel. On May 11, 2018, the Court entered an order granting a discharge to Defendant Dr. McDaniel in the bankruptcy proceeding. Concerned that the cost of prosecuting its remaining claim for damages against Defendant Wellness Quest would far exceed Defendant Wellness Quest’s ability to pay, the Company submitted an Agreed Order to Dismiss the matter on June 8, 2018. The Court entered an order dismissing the case on June 18, 2018. The Company considers this matter closed.

In Re: Harley Reginald McDaniel, Case No. 17-42560 (U.S. Bankruptcy Court for the Northern District of Texas)

On June 22, 2017, the Company received notice that on June 20, 2017, Dr. H. Reginald McDaniel (the “Debtor”) filed a Chapter 7 Bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. The Company is the largest creditor based on the Company’s judgment against the Debtor in the patent litigation styled, Mannatech, Incorporated v. Wellness Quest, LLC and Harley Reginald McDaniel. The Debtor asserts that the value of the debt is $700,000. The Company engaged bankruptcy counsel. The first meeting of creditors was held on August 8, 2017. On August 24, 2017, the Chapter 7 Trustee and the Company each filed objections to certain exemptions asserted by the Debtor. On August 25, 2017, the U.S. Trustee filed a motion seeking dismissal of the case. On September 14, 2017, the Company filed its response opposing the U.S. Trustee’s motion on the grounds that dismissal would be contrary to the best interests of the creditors. A hearing on the motion to dismiss was held on September 20, 2017. On October 12, 2017, the U.S. Trustee stipulated to dismiss its dismissal motion. On November 7, 2017, the Company filed a proof of claim in the amount of $700,000. On November 27, 2017, the Company commenced an adversary proceeding in the case styled Mannatech, Inc. v. Harley Reginald McDaniel, Sr., Adversary Number 17-04153 against the Debtor seeking a declaration that the indebtedness to Mannatech is non-dischargeable. On December 27, 2017, the Chapter 7 Trustee, the Debtor,

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and the Company negotiated a Settlement and Compromise Agreement and on January 2, 2018, the Chapter 7 Trustee filed a motion seeking the Court’s approval of that agreement. On January 31, 2018, the Court entered an Order granting the Trustee’s motion. On March 9, 2018, the Company dismissed the adversarial case against the Debtor. On March 15, 2018, the Company received notice that the Chapter 7 Trustee submitted the Final Report to the U.S. Trustee’s office for approval. The U.S. Trustee filed the Notice of the Trustee’s Final Report and Application for Compensation with the Court on April 24, 2018. Under the Final Report, the Company is scheduled to receive $62,976.69 for its allowed, general unsecured claim. Objections to the Final Report or the Application for Compensation must be filed with Court and served on the U.S. Trustee within 30 days of the date of the notice. If no objection to the Final Report is filed and served, the U.S. Trustee may pay proceeds contemplated by the Final Report without further order of the Court. No objections to the Final Report were filed. On May 11, 2018, the Court entered an order granting a discharge to the Debtor. On June 4, 2018 the Company received a check for $62,976.69 as its portion of the proceeds from the bankruptcy estate. The Company considers this matter closed.

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

On March 28, 2017, the Trademark Trial and Appeal Board (the "TTAB") ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017. On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment. Shaklee’s reply in support of their Motion for Summary Judgement and Response to the Company’s Counterclaim was filed on August 3, 2017. Each party’s respective motions for summary judgment were denied by the TTAB. The Company filed its expert disclosures on and the parties completed discovery on May 21, 2018. The Company’s pretrial disclosures are due on September 3, 2018.

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2018.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2018 and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$8,000	$—	$—	$8,000
Interest bearing deposits – various banks	9,277	—	—	9,277
Total assets	$17,277	$—	$—	$17,277
Amounts included in:
Cash and cash equivalents	$10,504	$—	$—	$10,504
Restricted cash	740	—	—	740
Long-term restricted cash	6,033	—	—	6,033
Total	$17,277	$—	$—	$17,277

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$—	$—	$—	$—
Interest bearing deposits – various banks	23,695	—	—	23,695
Total assets	$23,695	$—	$—	$23,695
Amounts included in:
Cash and cash equivalents	$16,651	$—	$—	$16,651
Restricted cash	741	—	—	741
Long-term restricted cash	6,303	—	—	6,303
Total	$23,695	$—	$—	$23,695

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2018		2017		2018		2017
Americas	$17.3	38.4%	$19.5	40.9%	$31.0	35.8%	$35.0	39.6%
Asia/Pacific	24.5	54.3%	24.7	51.8%	48.7	56.3%	46.6	52.8%
EMEA	3.3	7.3%	3.5	7.3%	6.8	7.9%	6.7	7.6%
Totals	$45.1	100.0%	$47.7	100.0%	$86.5	100.0%	$88.3	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated product sales	$44.5	$41.5	$85.5	$76.6
Consolidated pack sales and associate fees(a)	0.6	6.0	1.1	11.7
Consolidated other	—	0.2	(0.1)	—
Consolidated total net sales	$45.1	$47.7	$86.5	$88.3
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2018 and December 31, 2017, reside in the following regions, as follows (in millions):

Region	June 30, 2018	December 31, 2017
Americas	$5.2	$2.9
Asia/Pacific	1.2	1.3
EMEA	0.1	0.1
Total	$6.5	$4.3

Inventory balances, which consist of raw materials, work in process, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2018	December 31, 2017
Americas	$4.3	$3.5
Asia/Pacific	4.4	4.5
EMEA	1.6	1.4
Total	$10.3	$9.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2018 as compared to the same periods in 2017, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 202,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $2.6 million, or 5.3%, to $45.1 million, during the three months ended June 30, 2018, as compared to the same period in 2017. Net sales for the six months ended June 30, 2018 decreased by $1.8 million, or 2.0%, to $86.5 million, as compared to the same period in 2017. For the three and six months ended June 30, 2018, our net sales declined 7.3% and 5.1%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); favorable foreign exchange during the three and six months ended June 30, 2018, caused a $0.9 million and $2.7 million increase, respectively, in GAAP net sales as compared to the same period in 2017. For the three and six months ended June 30, 2018, our operations outside of the Americas accounted for approximately 61.6% and 64.2%, respectively, of our consolidated net sales.

The net sales comparisons for the three and six months ended June 30, 2018 and June 30, 2017 were primarily affected by the average value of product orders and the transition to associate fees from pack sales in conjunction with the changes made to our 2017 Associate Compensation Plan.

•
For the three months ended June 30, 2018, the average product order value increased 15.2%, to $205, as compared to $178 for the same period in 2017. This was partially offset by a 8.9% decrease in the number of product orders, to 222,775 for the three months ended June 30, 2018, as compared to 244,438 during the same period in 2017. For the six months ended June 30, 2018, the average product order value increased 18.2%, to $201, as compared to $170 for the same period in 2017. This was partially offset by a 6.5% decrease in the number of product orders, to 443,711for the six months ended June 30, 2018, as compared to 474,461 during the same period in 2017.

•
The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 22.6% during the second quarter of 2018 to 23,779, as compared to 30,734 during the same period in 2017. In addition, the average value of packs and associate fees decreased by $170, to $25 for the second quarter of 2018, as compared to $195 for the same period in 2017. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 24.9% to 44,517, for the six months ended June 30, 2018, as compared to 59,250 for the same period in 2017. Additionally, the average value of packs and associate fees decreased by $172, to $25, for the six months ended June 30, 2018, as compared to $197 for the same period in 2017.

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

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $3.5 million and $4.5 million, respectively, for the three and six months ended June 30, 2018. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2018 and 2017 (in thousands, except percentages):

	2018		2017		Change from 2018 to 2017
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$45,137	100.0%	$47,686	100.0%	$(2,549)	(5.3)%
Cost of sales	8,141	18.0%	8,786	18.4%	(645)	(7.3)%
Gross profit	36,996	82.0%	38,900	81.6%	(1,904)	(4.9)%

Operating expenses:
Commissions and incentives	19,322	42.8%	18,994	39.8%	328	1.7%
Selling and administrative expenses	9,615	21.3%	9,978	20.9%	(363)	(3.6)%
Depreciation and amortization expense	535	1.2%	453	0.9%	82	18.1%
Other operating costs	7,873	17.4%	6,656	14.0%	1,217	18.3%
Total operating expenses	37,345	82.7%	36,081	75.7%	1,264	3.5%
Income (loss) from operations	(349)	(0.8)%	2,819	5.9%	(3,168)	(112.4)%
Interest income	133	0.3%	19	—%	114	600.0%
Other income (expense), net	476	1.1%	(9)	—%	485	(5,388.9)%
Income (loss) before income taxes	260	0.6%	2,829	5.9%	(2,569)	(90.8)%
Provision for income taxes	(644)	(1.4)%	(1,034)	(2.2)%	390	(37.7)%
Net income (loss)	$(384)	(0.9)%	$1,795	3.8%	$(2,179)	(121.4)%

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	2018		2017		Change from 2018 to 2017
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$86,520	100.0%	$88,327	100.0%	$(1,807)	(2.0)%
Cost of sales	16,390	18.9%	17,548	19.9%	(1,158)	(6.6)%
Gross profit	70,130	81.1%	70,779	80.1%	(649)	(0.9)%

Operating expenses:
Commissions and incentives	36,307	42.0%	36,075	40.8%	232	0.6%
Selling and administrative expenses	17,595	20.3%	18,632	21.1%	(1,037)	(5.6)%
Depreciation and amortization expense	1,046	1.2%	955	1.1%	91	9.5%
Other operating costs	16,419	19.0%	14,332	16.2%	2,087	14.6%
Total operating expenses	71,367	82.5%	69,994	79.2%	1,373	2.0%
Income (loss) from operations	(1,237)	(1.4)%	785	0.9%	(2,022)	(257.6)%
Interest income	162	0.2%	48	0.1%	114	237.5%
Other income, net	764	0.9%	32	—%	732	2,287.5%
Income (loss) before income taxes	(311)	(0.4)%	865	1.0%	(1,176)	(136.0)%
Provision for income taxes	(337)	(0.4)%	(317)	(0.4)%	(20)	6.3%
Net income (loss)	$(648)	(0.7)%	$548	0.6%	$(1,196)	(218.2)%

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

Three-month period ended (in millions, except percentages)	June 30, 2018		June 30, 2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$45.1	$44.2	$47.7	$(3.5)	(7.3)%
Product	44.5	43.6	41.5	2.1	5.1%
Pack sales and associate fees(a)	0.6	0.6	6.0	(5.4)	(90.0)%
Other	—	—	0.2	(0.2)	(100.0)%
Gross profit	37.0	36.2	38.9	(2.7)	(6.9)%
Income (loss) from operations	(0.3)	(0.6)	2.8	(3.4)	(121.4)%

Six-month period ended (in millions, except percentages)	June 30, 2018		June 30, 2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$86.5	$83.8	$88.3	$(4.5)	(5.1)%
Product	85.5	82.9	76.6	6.3	8.2%
Pack sales and associate fees(a)	1.1	1.0	11.7	(10.7)	(91.5)%
Other	(0.1)	(0.1)	—	(0.1)	—%
Gross profit	70.1	67.9	70.8	(2.9)	(4.1)%
Income (loss) from operations	(1.2)	(1.8)	0.8	(2.6)	(325.0)%

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

Net Sales

Consolidated net sales for the three months ended June 30, 2018 decreased by $2.6 million, or 5.3%, to $45.1 million as compared to $47.7 million for the same period in 2017. Consolidated net sales for the six months ended June 30, 2018 decreased by $1.8 million, or 2.0%, to $86.5 million, as compared to $88.3 million for the same period in 2017.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Americas	$17.3	38.4%	$19.5	40.9%
Asia/Pacific	24.5	54.3%	24.7	51.8%
EMEA	3.3	7.3%	3.5	7.3%
Total	$45.1	100.0%	$47.7	100.0%
Consolidated net sales by region for the six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Americas	$31.0	35.8%	$35.0	39.6%
Asia/Pacific	48.7	56.3%	46.6	52.8%
EMEA	6.8	7.9%	6.7	7.6%
Total	$86.5	100.0%	$88.3	100.0%

For the three months ended June 30, 2018, net sales in the Americas decreased by $2.2 million, or 11.3%, to $17.3 million, as compared to $19.5 million for the same period in 2017. This decrease was primarily due to a 9.6% decline in revenue per active independent associate and preferred customer as well as a 1.8% decrease in the number of active independent associates and preferred customers.

For the six months ended June 30, 2018, net sales in the Americas decreased by $4.0 million, or 11.4%, to $31.0 million, as compared to $35.0 million for the same period in 2017. This decrease was primarily due to a 9.8% decline in revenue per active independent associate and preferred customer and a 0.8% decrease in the number of active independent associates and preferred customers. During the six months ended June 30, 2018, the loyalty program in the Americas increased sales by $0.1 million, as compared to the same period in 2017.

For the three months ended June 30, 2018, our operations outside of the Americas accounted for approximately 61.6% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 59.1% of our consolidated net sales.

For the six months ended June 30, 2018, our operations outside of the Americas accounted for approximately 64.2% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 60.4% of our consolidated net sales.

For the three months ended June 30, 2018, Asia/Pacific net sales decreased by $0.2 million, or 0.8%, to $24.5 million, as compared to $24.7 million for the same period in 2017. This decrease was primarily due to a 19.8% decline in the number of active independent associates and preferred customers, which was partially offset by a 23.6% increase in revenue per active independent associate and preferred customer. During the three months ended June 30, 2018, the loyalty program increased sales by $0.6 million, as compared to the same period in 2017. Foreign currency exchange had the effect of increasing revenue by $0.8 million for the three months ended June 30, 2018, as compared to the same period in 2017. The currency impact is primarily due to the strengthening of the Korean Won, Japanese Yen, Chinese Yuan (Renminbi), Australian Dollar, Taiwanese Dollar, and Singapore Dollar partially offset by the weakening of the Hong Kong Dollar.

For the six months ended June 30, 2018, Asia/Pacific net sales increased by $2.1 million, or 4.5%, to $48.7 million, as compared to $46.6 million for the same period in 2017. This increase was primarily due to a 30.2% increase in revenue per active independent associate and preferred customer, which was partially offset by a 14.4% decline in the number of active independent associates and preferred customers. During the six months ended June 30, 2018, the loyalty program increased sales by $0.5 million, as compared to the same period in 2017. Foreign currency exchange had the effect of increasing revenue by $2.2 million for the six months ended June 30, 2018, as compared to the same period in 2017. The currency impact is primarily due to the strengthening of the Korean Won, Japanese Yen, Australian Dollar, Chinese Yuan (Renminbi), Taiwanese Dollar, Singapore Dollar, and New Zealand Dollar partially offset by the weakening of the Hong Kong Dollar.

For the three months ended June 30, 2018, EMEA net sales decreased by $0.2 million, or 5.7%, to $3.3 million, as compared to $3.5 million for the same period in 2017. This decrease was primarily due to a 21.6% decline in revenue per active independent associate and preferred customer, which was partially offset by a 20.2% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the three months ended June 30, 2018, as compared to the same period in 2017.  The currency impact is primarily due to the strengthening of the South African Rand, the Euro, and the British Pound.

For the six months ended June 30, 2018, EMEA net sales increased by $0.1 million, or 1.5%, to $6.8 million, as compared to $6.7 million for the same period in 2017. This increase was primarily due to a 20.0% increase in the number of active independent associates and preferred customers partially offset by a 15.6% decline in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.5 million when the six-month period ending June 30, 2018 is compared to the same period in 2017.  The currency impact is primarily due to the strengthening of the South Africa Rand, the Euro, and the British Pound.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$44.5	$41.5	$3.0	7.2%
Consolidated pack sales and associate fees(a)	0.6	6.0	(5.4)	(90.0)%
Consolidated other	—	0.2	(0.2)	(100.0)%
Total consolidated net sales	$45.1	$47.7	$(2.6)	(5.5)%

	Six Months Ended June 30,		Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$85.5	$76.6	$8.9	11.6%
Consolidated pack sales and associate fees(a)	1.1	11.7	(10.6)	(90.6)%
Consolidated other	(0.1)	—	(0.1)	—%
Total consolidated net sales	$86.5	$88.3	$(1.8)	(2.0)%

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

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices. We also sell our products to preferred customers in various markets at discounted published retail prices.

Product sales for the three months ended June 30, 2018 increased by $3.0 million, or 7.2%, as compared to the same period in 2017. The increase in product sales was primarily due to an increase in the average order value. The average order value for the three months ended June 30, 2018 was $205, as compared to $178 for the same period in 2017. The number of orders processed during the three months ended June 30, 2018 decreased by 8.9%, as compared to the same period in 2017.

Product sales for the six months ended June 30, 2018 increased by $8.9 million, or 11.6%, as compared to the same period in 2017. The increase in product sales was primarily due to an increase in the average order value. The average order value for the six months ended June 30, 2018 was $201, as compared to $170 for the same period in 2017. The number of orders processed during the six months ended June 30, 2018 decreased by 6.5%, as compared to the same period in 2017.

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

The dollar amount of pack sales and associate fees related to new and continuing independent associates held by individuals in our network was as follows, for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,		Change
	2018	2017	Dollar	Percentage
New	$0.2	$2.6	$(2.4)	(92.3)%
Continuing	0.4	3.4	(3.0)	(88.2)%
Total	$0.6	$6.0	$(5.4)	(90.0)%

	Six Months Ended June 30,		Change
	2018	2017	Dollar	Percentage
New	$0.4	$4.8	$(4.4)	(91.7)%
Continuing	0.7	6.9	(6.2)	(89.9)%
Total	$1.1	$11.7	$(10.6)	(90.6)%

Total pack sales and associate fees for the three months ended June 30, 2018 decreased by $5.4 million, or 90.0%, to $0.6 million, as compared to $6.0 million for the same period in 2017. Average pack and associate fee value for the three months ended June 30, 2018 was $25, as compared to $195 for the same period in 2017. The total number of packs and associate fees sold decreased by 6,955, or 22.6%, to 23,779 for the three months ended June 30, 2018, as compared to the same period in 2017.

Total pack sales and associate fees for the six months ended June 30, 2018 decreased by $10.6 million, or 90.6%, to $1.1 million, as compared to $11.7 million for the same period in 2017. Average pack and associate fee value for the six months ended June 30, 2018 was $25, as compared to $197 for the same period in 2017. The total number of packs and associate fees sold decreased by 14,733, or 24.9%, to 44,517 for the six months ended June 30, 2018, as compared to the same period in 2017.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2018 and 2017 were as follows:

	2018		2017
New	86,000	42.6%	100,000	45.9%
Continuing	116,000	57.4%	118,000	54.1%
Total	202,000	100.0%	218,000	100.0%

Recruitment of new independent associates and preferred customers decreased 19.2% in the second quarter of 2018, as compared to the second quarter of 2017. The number of new independent associate and preferred customer positions held by individuals in our network for the second quarter of 2018 was approximately 21,400, as compared to 26,500 for the same period in 2017.

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

For the three months ended June 30, 2018, other sales decreased by $0.2 million, or 100.0%, as compared to the same period in 2017. The decrease was primarily due to a decrease in event revenue and an increase in sales refunds, partially offset by an increase in revenue earned from Success Tracker™.

For the six months ended June 30, 2018, other sales decreased by $0.1 million, as compared to the same period in 2017. The decrease was primarily due to a decrease in event revenue and an increase in sales refunds, partially offset by an increase in revenue earned from Success Tracker™ and promotional materials.

Gross Profit

For the three months ended June 30, 2018, gross profit decreased by $1.9 million, or 4.9%, to $37.0 million, as compared to $38.9 million for the same period in 2017. For the three months ended June 30, 2018, gross profit as a percentage of net sales increased to 82.0%, as compared to 81.6% for the same period in 2017. During the three months ended June 30, 2018, gross profit improved due to tighter inventory management. During the three months ended June 30, 2017, we incurred other non-recurring charges.

For the six months ended June 30, 2018, gross profit decreased by $0.7 million, or 0.9%, to $70.1 million, as compared to $70.8 million for the same period in 2017. For the six months ended June 30, 2018, gross profit as a percentage of net sales increased to 81.1%, as compared to 80.1% for the same period in 2017. During the six months ended June 30, 2018, gross profit improved due to the mix between product and pack sales. During the six months ended June 30, 2017, we incurred other non-recurring charges.

Commissions and Incentives

Commission expenses for the three months ended June 30, 2018 increased by 0.4%, or $0.1 million, to $18.4 million, as compared to $18.3 million for the same period in 2017. For the three months ended June 30, 2018, commissions as a percentage of net sales increased to 40.8% from 38.5% for the same period in 2017.

Commission expenses for the six months ended June 30, 2018 decreased by 0.6%, or $0.2 million, to $34.6 million, as compared to $34.8 million for the same period in 2017. For the six months ended June 30, 2018, commissions as a percentage of net sales increased to 40.0% from 39.5% for the same period in 2017.

The aforementioned period-over-period changes related to commission expenses were a result of adopting the 2017 Compensation Plan on July 1, 2017.

Incentive costs for the three months ended June 30, 2018 increased by 37.9%, or $0.2 million, to $0.9 million, as compared to $0.7 million for the same period in 2017 due to new incentives in growth markets. For the three months ended June 30, 2018, incentives as a percentage of net sales increased to 2.0% from 1.4% for the same period in 2017.

Incentive costs for the six months ended June 30, 2018 increased by 36.3%, or $0.5 million, to $1.7 million, as compared to $1.2 million for the same period in 2017 due to new incentives in growth markets. For the six months ended June 30, 2018, incentives as a percentage of net sales increased to 1.9% from 1.4% for the same period in 2017.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2018, selling and administrative expenses decreased by $0.4 million, or 3.6%, to $9.6 million, as compared to $10.0 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $0.6 million decrease in payroll costs in our headquarters, Japan, Australia, and Europe offices, and a $0.4 million decrease in marketing related costs, offset by $0.5 million increase in stock-based compensation expense and a $0.1 million increase in distribution and warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2018 increased to 21.3% from 20.9% for the same period in 2017.

For the six months ended June 30, 2018, selling and administrative expenses decreased by $1.0 million, or 5.6%, to $17.6 million, as compared to $18.6 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $1.5 million decrease in payroll costs in our headquarters, Japan, Australia, and Europe offices, offset by $0.5 million increase in stock-based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2018 decreased to 20.3% from 21.1% for the same period in 2017.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended June 30, 2018, other operating costs increased by $1.2 million, or 18.3%, to $7.9 million, as compared to $6.7 million for the same period in 2017. For the three months ended June 30, 2018, other operating costs as a percentage of net sales increased to 17.4% from 14.0% for the same period in 2017. The increase in operating costs was primarily due to a $0.5 million increase in travel and entertainment costs, a $0.4 million increase in office expenses partially due to non-recurring office expenses incurred with the corporate office move, and a $0.3 million increase in other miscellaneous operating expenses.

For the six months ended June 30, 2018, other operating costs increased by $2.1 million, or 14.6%, to $16.4 million, as compared to $14.3 million for the same period in 2017. For the six months ended June 30, 2018, other operating costs as a percentage of net sales increased to 19.0% from 16.2% for the same period in 2017. The increase in operating costs was primarily due to a $1.6 million increase in office expenses (which includes $1.3 million of non-recurring office expenses incurred with the corporate office move), a $0.6 million increase in travel and entertainment expenses, a $0.3 million increase in other miscellaneous operating expenses and a $0.1 million increase in depreciation expenses, which was partially offset by a $0.3 million decrease in legal and consulting fees, a $0.1 million decrease in credit card fees, and a $0.1 million decrease in auto and equipment leases.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ended June 30, 2018 and 2017.

Depreciation and amortization expense was $1.0 million for each of the six months ended June 30, 2018 and 2017.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $476 thousand for the three months ended June 30, 2018 and other expense was $9 thousand for the three months ended June 30, 2017.

Due to foreign exchange gains, other income was $764 thousand for the six months ended June 30, 2018 and $32 thousand for the six months ended June 30, 2017.

Income Tax Benefit (Provision)

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

For each of the periods ended June 30, 2018 and December 31, 2017, we maintained the following valuation allowances for deferred tax assets totaling $12.6 million and $11.4 million, respectively, as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in FASB ASC Topic 740, cannot be met:

Country	June 30, 2018	December 31, 2017
Colombia	$0.6	$0.6
Mexico	3.0	2.8
South Africa	0.2	0.1
Sweden	0.1	0.1
Taiwan	0.7	0.8
Ukraine	0.1	0.1
United Kingdom	0.2	0.1
United States	7.6	6.8
Other Jurisdictions	0.1	—
Total	$12.6	$11.4

The dollar amount of the provisions for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2018 and 2017, the Company’s effective tax rate was (359.8)% and (44.6)%, respectively, as compared to 36.5% and 36.6%, respectively, for the same periods in 2017. The effective tax rates for the three and six months ended June 30, 2018 were different from the federal statutory rate due to the mix of earnings across jurisdictions, add-backs from foreign loss positions in certain jurisdictions and the impact of global intangible low-tax income (“GILTI”) as a result of the TCJA.

The effective tax rate for the three months and six months ended June 30, 2017, was slightly higher than would have been expected if the federal statutory rate were applied to income before tax. Items increasing the effective income tax rate include the valuation allowances associated with certain deferred tax assets, “subpart F income” resulting from controlled foreign corporation operations and foreign permanent components. Items decreasing the effective income tax rate include the favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains and deductions on non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2018, our cash and cash equivalents decreased by 23.6%, or $8.9 million, to $28.8 million from $37.7 million as of December 31, 2017. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of June 30, 2018 and December 31, 2017. Finally, fluctuations in currency rates produced a decrease of $1.7 million and an increase of $1.5 million in cash and cash equivalents for the six months ended June 30, 2018 and 2017, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2018 and December 31, 2017, our working capital was $12.9 million and $22.8 million, respectively. The change in working capital is primarily due to cash used to repurchase common stock pursuant to our tender offer and increases in taxes payable and commissions and incentives payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(Used in):	2018	2017
Operating activities	$1.7	$7.8
Investing activities	$(1.0)	$(0.7)
Financing activities	$(8.3)	$(1.4)

Operating Activities

Cash provided by operating activities was $1.7 million for the six months ended June 30, 2018, compared to cash provided by operating activities of $7.8 million for the same period in 2017. During the six months ended June 30, 2018, we purchased inventory, collected cash from our income tax receivable, used less cash to pay commissions due to the timing of our commission payments, and managed our accrued expenses and other liabilities and taxes payable carefully. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Recognition of revenue previously collected and deferred resulted in cash used of $1.3 million. Recognition of the related commission expense previously paid on the deferred revenue resulted in a $0.8 million source cash. During the six months ended June 30, 2017, we sold inventory, collected cash from our income tax receivable, and managed our prepaid expenses and other current assets, and accounts payable carefully.

Investing Activities

For the six months ended June 30, 2018 and 2017, we invested cash of $1.0 million and $0.7 million, respectively. During the six months ended June 30, 2018, we invested approximately $0.4 million in back-office software projects, approximately $0.3 million in leasehold improvements and $0.3 million in furniture and equipment. During the six months ended June 30, 2017, we invested approximately $0.5 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers, and $0.1 million in office equipment.

Since the beginning of 2018, we have acquired an additional $1.3 million in leasehold improvements for the new corporate offices through financing arrangements and an additional $0.9 million in back-office software projects through a capital financing agreement.

Financing Activities

For the six months ended June 30, 2018 and 2017, our financing activities used cash of $8.3 million and $1.4 million, respectively. For the six months ended June 30, 2018, we used $6.8 million to repurchase common stock pursuant to a tender offer, $0.7 million in the repayment of capital lease obligations and $0.7 million in payments of dividends to shareholders. For the six months ended June 30, 2017, we used $0.8 million in the repayment of capital lease obligations and $0.7 million in payments of dividends to shareholders, which was partially offset by approximately $0.1 million of cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2018, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Capital lease obligations	$66	$78	$40	$28	$7	$—	$219
Purchase obligations (1)(2)	519	5,100	4,675	—	—	—	10,294
Operating leases	1,635	1,981	1,241	1,150	1,166	6,045	13,218
Note payable and other financing arrangements	983	507	437	—	—	—	1,927
Employment agreements	390	390	—	—	—	—	780
Royalty agreement	30	59	59	6	—	—	154
Tax liability (3)	—	—	—	—	—	171	171
Other obligations (4)	215	27	142	84	59	1,080	1,607
Total commitments and obligations	$3,838	$8,142	$6,594	$1,268	$1,232	$7,296	$28,370

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $14.3 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of June 30, 2018.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2018.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2018, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2018
Office furniture and equipment	5 to 7 years	$0.7 million
Computer hardware and software	3 to 5 years	2.8 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	2.1 million
Total		$5.7 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2018 and the year ended December 31, 2017.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of June 30, 2018, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of June 30, 2018, we maintained a valuation allowance for deferred tax assets arising from our operations of $12.6 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of June 30, 2018, we had deferred tax assets, after valuation allowance, totaling $5.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which associates pay to the Company annually in order to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the three and six months ended June 30, 2018.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and six months ended June 30, 2018, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606, Revenue Recognition.

We defer certain components of revenue. At June 30, 2018 and December 31, 2017, deferred revenue was $7.3 million and $8.6 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at June 30, 2018 and December 31, 2017 was $5.0 million and $6.4 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.1 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited	(2,131)
Loyalty points used	(6,754)
Loyalty points vested	6,345
Loyalty points unvested	1,091
Loyalty deferred revenue as of June 30, 2018	$4,957

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the six months ended June 30, 2018, our assumptions and estimates used for the estimated fair value of stock options granted were as follows:

	April 2018 Grant	June 2018 Grant
Estimated fair value per share of options granted:	$7.17	$8.59
Assumptions:
Annualized dividend yield	2.9%	2.4%
Risk-free rate of return	2.5%	2.8%
Common stock price volatility	55.6%	56.4%
Expected average life of stock options (in years)	4.5	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2018, we had 39,572 shares available for grant in the future. During the three months ended June 30, 2018, the Company granted 184,667 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2018 were as follows:

	Six months ended June 30, 2018			As of June 30, 2018
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.73490	0.81136	0.77175	0.73874
Canada (Canadian Dollar)	0.75103	0.81321	0.78329	0.75780
China (Renminbi)	0.15109	0.15963	0.15711	0.15109
Colombia (Peso)	0.00034	0.00037	0.00035	0.00034
Czech Republic (Koruna)	0.04458	0.04953	0.04753	0.04490
Denmark (Kroner)	0.15525	0.16766	0.16261	0.15635
Hong Kong (Hong Kong Dollar)	0.12739	0.12799	0.12759	0.12745
Japan (Yen)	0.00884	0.00955	0.00920	0.00904
Mexico (Peso)	0.04815	0.05555	0.05255	0.05065
New Zealand (New Zealand Dollar)	0.67649	0.74054	0.71616	0.67687
Norway (Krone)	0.12115	0.13033	0.12622	0.12270
Republic of Korea (Won)	0.00089	0.00095	0.00093	0.00090
Singapore (Singapore Dollar)	0.73119	0.76541	0.75413	0.73331
South Africa (Rand)	0.07231	0.08675	0.08156	0.07281
Sweden (Krona)	0.11114	0.12733	0.11943	0.11158
Switzerland (Franc)	0.99657	1.08306	1.03523	1.00702
Taiwan (New Taiwan Dollar)	0.03272	0.03448	0.03389	0.03283
United Kingdom (British Pound)	1.30910	1.43218	1.37647	1.31542
Various countries (1) (Euro)	1.15678	1.24812	1.21097	1.16498
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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 17, 2018, we announced our intention to commence a modified Dutch auction cash tender offer to purchase up to $16.0 million of our common stock. The tender offer commenced on May 18, 2018 and expired on June 15, 2018. As a result of the tender offer, we accepted for purchase 316,659 shares of our common stock at a purchase price of $21.00 per share, for an aggregate purchase price of $6.8 million, which was funded from cash on hand.

During the three months ended June 30, 2018, we repurchased the following shares of our common stock pursuant to the tender offer:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (in thousands)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	—	$—	—	$—
June 1, 2018 - June 30, 2018	316,659	$21.00	316,659	$—
Total	316,659		316,659	$—

(a)A description of the tender offer is included in the narrative preceding this table.

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

MANNATECH, INCORPORATED

Dated: August 6, 2018	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 6, 2018	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)