Form 10-Q
period 2018-09-30
MANNATECH INC
filed 2018-11-06
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 31, 2018, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,381,244.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2018 (unaudited)	December 31, 2017
Cash and cash equivalents	$25,678	$37,682
Restricted cash	1,514	1,514
Accounts receivable, net of allowance of $726 and $582 in 2018 and 2017, respectively	124	273
Income tax receivable	—	907
Inventories, net	12,711	9,385
Prepaid expenses and other current assets	3,570	2,607
Deferred commissions	3,124	3,880
Total current assets	46,721	56,248
Property and equipment, net	6,231	3,537
Construction in progress	638	777
Long-term restricted cash	7,268	7,565
Other assets	3,828	3,876
Long-term deferred tax assets, net	4,455	4,239
Total assets	$69,141	$76,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$74	$228
Accounts payable	6,402	6,008
Accrued expenses	6,617	5,771
Commissions and incentives payable	11,489	9,658
Taxes payable	3,925	2,404
Current notes payable	802	815
Deferred revenue	6,960	8,561
Total current liabilities	36,269	33,445
Capital leases, excluding current portion	92	144
Long-term deferred tax liabilities	1,103	1,147
Long-term notes payable	1,009	—
Other long-term liabilities	2,796	1,265
Total liabilities	41,269	36,001

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,381,244 shares outstanding as of September 30, 2018 and 2,742,857 shares issued and 2,702,940 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	33,859	34,928
Retained earnings (deficit)	(3)	4,190
Accumulated other comprehensive income	4,227	5,984
Treasury stock, at average cost, 361,613 shares as of September 30, 2018 and 39,917 shares as of December 31, 2017	(10,211)	(4,861)
Total shareholders’ equity	27,872	40,241
Total liabilities and shareholders’ equity	$69,141	$76,242
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$43,014	$41,997	$129,534	$130,324
Cost of sales	9,037	8,233	25,426	25,781
Gross profit	33,977	33,764	104,108	104,543

Operating expenses:
Commissions and incentives	18,054	18,370	54,361	54,445
Selling and administrative expenses	8,111	8,171	25,706	26,803
Depreciation and amortization expense	475	424	1,521	1,379
Other operating costs	5,667	6,115	22,086	20,447
Total operating expenses	32,307	33,080	103,674	103,074

Income from operations	1,670	684	434	1,469
Interest income	50	10	212	58
Other income (expense), net	(83)	177	681	209
Income before income taxes	1,637	871	1,327	1,736

Income tax benefit (provision)	(3,300)	510	(3,637)	193
Net income (loss)	$(1,663)	$1,381	$(2,310)	$1,929

Earnings (loss) per common share:
Basic	$(0.69)	$0.51	$(0.89)	$0.71
Diluted	$(0.69)	$0.50	$(0.89)	$0.69

Weighted-average common shares outstanding:
Basic	2,396	2,711	2,595	2,708
Diluted	2,396	2,766	2,595	2,773

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(1,663)	$1,381	$(2,310)	$1,929
Foreign currency translations	(65)	80	(1,757)	1,728
Comprehensive income (loss)	$(1,728)	$1,461	$(4,067)	$3,657

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(2,310)	—	—	(2,310)
Payment of cash dividends	—	—	(1,883)	—	—	(1,883)
Charge related to stock-based compensation	—	765	—	—	—	765
Issuance of unrestricted shares	—	(1,821)	—	—	2,065	244
Stock option exercises	—	(13)			28	15
Repurchase of common stock	—	—	—	—	(7,443)	(7,443)
Foreign currency translations	—	—	—	(1,757)	—	(1,757)
Balance at September 30, 2018	$—	$33,859	$(3)	$4,227	$(10,211)	$27,872

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,310)	$1,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,521	1,379
Provision for inventory losses	495	424
Provision for doubtful accounts	410	253
Loss on disposal of assets	—	1
Charge related to stock-based compensation	1,009	444
Deferred income taxes	(261)	(853)
Changes in operating assets and liabilities:
Accounts receivable	(261)	(339)
Income tax receivable	907	(1,169)
Inventories	(3,821)	1,161
Prepaid expenses and other current assets	17	1,040
Deferred commissions	756	(516)
Other assets	50	550
Accounts payable	394	802
Accrued expenses and other liabilities	1,020	(272)
Taxes payable	1,521	1,804
Commissions and incentives payable	1,832	1,853
Deferred revenue	(1,601)	508
Net cash provided by operating activities	1,678	8,999
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,895)	(1,076)
Proceeds from sale of assets	62	1
Net cash used in investing activities	(1,833)	(1,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	15	83
Repurchase of common stock	(7,443)	(145)
Payment of cash dividends	(1,883)	(1,015)
Repayment of capital lease obligations	(1,115)	(1,182)
Net cash used in financing activities	(10,426)	(2,259)
Effect of currency exchange rate changes on cash and cash equivalents	(1,720)	1,364
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,301)	7,029
Cash, cash equivalents, and restricted cash at the beginning of the period	46,761	36,626
Cash, cash equivalents, and restricted cash at the end of the period	$34,460	$43,655
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$381	$1,625
Interest paid on capital leases and financing arrangements	$38	$54
Assets acquired through financing arrangements	$2,281	$130
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

Associates and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2018 and December 31, 2017, credit card receivables were $2.8 million and $2.0 million, respectively. As of September 30, 2018 and December 31, 2017, cash and cash equivalents held in bank accounts in foreign countries totaled $20.9 million and $30.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $13.0 million and $32.7 million at September 30, 2018 and December 31, 2017, respectively. In addition, for the three and nine months ended September 30, 2018 and 2017, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2018 and December 31, 2017, our total restricted cash was $8.8 million and $9.1 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents at beginning of period	$37,682	$28,687
Current restricted cash at beginning of period	1,514	1,510
Long-term restricted cash at beginning of period	7,565	6,429
Cash, cash equivalents, and restricted cash at beginning of period	$46,761	$36,626

Cash and cash equivalents at end of period	$25,678	$37,682
Current restricted cash at end of period	1,514	1,514
Long-term restricted cash at end of period	7,268	7,565
Cash, cash equivalents, and restricted cash at end of period	$34,460	$46,761

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of each of September 30, 2018 and December 31, 2017, receivables consisted primarily of amounts due from preferred customers and associates. As of September 30, 2018 and December 31, 2017, the Company's accounts receivable balance (net of allowance) was $0.1 million and $0.3 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of September 30, 2018 and December 31, 2017, the Company held an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of September 30, 2018 and December 31, 2017, other assets were $3.8 million and $3.9 million, respectively. These amounts primarily consisted of deposits for building leases in various locations of $1.9 million as of September 30, 2018 and December 31, 2017. Additionally, included in the September 30, 2018 and December 31, 2017 balances was $1.7 million representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in the September 30, 2018 and December 31, 2017 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

Notes payable were $1.8 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At September 30, 2018, the current portion was $0.8 million. At December 31, 2017, the current portion was $0.8 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.8 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018 and December 31, 2017, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed March 26, 2018). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of September 30, 2018 and December 31, 2017, accrued restoration costs related to these leases amounted to $0.3 million and $0.4 million, respectively.  At each of September 30, 2018 and December 31, 2017, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million (see Note 9, Employee Benefit Plans, of the Company’s 10-K, filed March 26, 2018). As of September 30, 2018, the Company recorded $1.4 million in other long-term liabilities for lease incentives related to the corporate headquarters operating lease.

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

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $3.9 million for the year ended December 31, 2017. Of this balance $2.2 million was amortized to commissions expense for the nine months ended September 30, 2018. At September 30, 2018, deferred commissions were $3.1 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event, and (iv) prepaid annual associate fees. At December 31, 2017, the Company’s deferred revenue was $8.6 million. Of this balance, $5.7 million was recognized as revenue for the nine months ended September 30, 2018. At September 30, 2018, the Company’s deferred revenue was $7.0 million.

Mannatech’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at September 30, 2018 and December 31, 2017 was $4.7 million and $6.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(3,232)
Loyalty points used	(9,092)
Loyalty points vested	9,421
Loyalty points unvested	1,174
Loyalty deferred revenue as of September 30, 2018	$4,677

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2018 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	970
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(875)
Actual returns or credits related to prior periods	(106)
Sales reserve as of September 30, 2018	$95

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

Accounting Pronouncements Issued But Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently completing our analysis of the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows and remain on schedule to fully adopt this standard for 2019. The Company is still evaluating if this standard will have a material impact on its consolidated balance sheets, but does not expect adoption will have a material impact on its consolidated income statements. We expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.
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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$798	$879
Finished goods	12,448	9,072
Inventory reserves for obsolescence	(535)	(566)
Total	$12,711	$9,385

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 167.8% and 298.5%, respectively. For the three and nine months ended September 30, 2017, the Company’s effective tax rate was (58.5)% and (11.1)%, respectively. For the three and nine months ended September 30, 2018 and 2017, the Company’s effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three and nine months ended September 30, 2018 were different from the federal statutory rate due to the mix of earnings across jurisdictions, valuation allowance recorded on foreign losses in certain jurisdictions, and the impact of global intangible low-tax income (“GILTI”) as a result of the TCJA.

The effective tax rates for the three and nine months ended September 30, 2017 were lower than what would be expected if the U.S. federal statutory rate was applied to income before taxes. Items which decreased the effective income tax rate included favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains, deductions on non-qualified stock options, and the removal of certain tax reserve items due to the expiration of the applicable statute of limitations. This was partially offset by items that increased the effective income tax rate, which included tax paid in connection with a Korean audit settlement and other foreign permanent components.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the TCJA (“SAB 118”), which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of September 30, 2018, the Company has completed its accounting for the tax effects of the TCJA.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

In determining the potential dilution effect of outstanding stock options during the three and nine months ended September 30, 2018, the Company used the quarterly and nine-month ended average common stock close price of $19.91 and $18.06 per share, respectively. The Company reported a net loss for the three and nine months ended September 30, 2018.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the "2017 Plan"), which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2018, the Company had a total of 39,572 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the nine months ended September 30, 2018 and 2017, the company granted 184,667 and 10,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was approximately $7.29 and $5.87 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total gross compensation expense	$138	$57	$765	$200
Total tax benefit associated with compensation expense	7	9	43	37
Total net compensation expense	$131	$48	$722	$163

As of September 30, 2018, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2018	Year ending December 31,
		2019	2020	2021
Total gross unrecognized compensation expense	$1	$481	$138	$—
Tax benefit associated with unrecognized compensation expense	—	19	7	—
Total net unrecognized compensation expense	$1	$462	$131	$—

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On May 18, 2018, the Company commenced a modified Dutch auction cash tender offer to purchase up to $16.0 million of its outstanding common stock, par value $0.0001 per share, at a per share price not greater than $21.00 nor less than $18.50, to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 15, 2018. As a result of the tender offer, the Company accepted for purchase a total of 316,659 shares of its common stock which were properly tendered and not properly withdrawn at the price of $21.00 per share, for an aggregate purchase price of $6.6 million, which was funded from cash on hand.

During the three months ended September 30, 2018, the Company purchased 24,868 additional shares of its common stock outstanding.

As of September    30, 2018, the Company had 2,381,244 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2017	$5,703	$281	$5,984
Current-period change (1)	(1,757)	—	(1,757)
Balance as of September 30, 2018	$3,946	$281	$4,227
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

On August 10, 2018, the Board of Directors declared a dividend of $0.50 per share that was paid on September 26, 2018 to shareholders of record on September 17, 2018, for an aggregate amount of $1.2 million.

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

On March 28, 2017, the Trademark Trial and Appeal Board (the "TTAB") ruled on the 56(d) Motion, granting the Company’s motion in part to oblige Shaklee to answer the Company’s request for discovery related to Shaklee’s use or non-use of the YOUTH mark. The Company took the deposition of Shaklee’s designated witness on May 31, 2017. On June 29, 2017, the Company filed Applicant’s Opposition to Opposer’s Motion for Summary Judgment on Applicant’s Counterclaim for Abandonment and Applicant’s Cross Motion for Summary Judgment on its Counterclaim for Abandonment. Shaklee’s reply in support of their Motion for Summary Judgment and Response to the Company’s Counterclaim was filed on August 3, 2017. Each party’s respective motions for summary judgment were denied by the TTAB. The Company filed its expert disclosures on and the parties completed discovery on May 21, 2018. On October 2, 2018, the parties entered into a settlement agreement, under which Shaklee shall withdraw the Opposition and the Company may use the terms UTH, Ūth, Ūth, and ŪTH for non-medicated skincare preparation and cosmetics. A Joint Stipulation of Dismissal was filed on October 3, 2018, and on October 18, 2018, the TTAB granted the joint stipulated motions to dismiss. The Company considers this matter closed.

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2018.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2018 and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$852	$—	$—	$852
Interest bearing deposits – various banks	7,508	—	—	7,508
Total assets	$8,360	$—	$—	$8,360
Amounts included in:
Cash and cash equivalents	$1,564	$—	$—	$1,564
Restricted cash	741	—	—	741
Long-term restricted cash	6,055	—	—	6,055
Total	$8,360	$—	$—	$8,360

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$23,695	$—	$—	$23,695
Total assets	$23,695	$—	$—	$23,695
Amounts included in:
Cash and cash equivalents	$16,651	$—	$—	$16,651
Restricted cash	741	—	—	741
Long-term restricted cash	6,303	—	—	6,303
Total	$23,695	$—	$—	$23,695

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2018		2017		2018		2017
Americas	$13.3	30.9%	$14.1	33.6%	$44.3	34.2%	$49.1	37.7%
Asia/Pacific	26.6	61.9%	24.4	58.1%	75.2	58.1%	71.0	54.5%
EMEA	3.1	7.2%	3.5	8.3%	10.0	7.7%	10.2	7.8%
Totals	$43.0	100.0%	$42.0	100.0%	$129.5	100.0%	$130.3	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated product sales	$42.5	$40.4	$128.1	$117.0
Consolidated pack sales and associate fees(a)	0.6	1.8	1.7	13.5
Consolidated other	(0.1)	(0.2)	(0.3)	(0.2)
Consolidated total net sales	$43.0	$42.0	$129.5	$130.3
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2018 and December 31, 2017, reside in the following regions, as follows (in millions):

Region	September 30, 2018	December 31, 2017
Americas	$5.6	$2.9
Asia/Pacific	1.2	1.3
EMEA	0.1	0.1
Total	$6.9	$4.3

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2018	December 31, 2017
Americas	$5.0	$3.5
Asia/Pacific	5.8	4.5
EMEA	1.9	1.4
Total	$12.7	$9.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

The Company maintains a corporate website at www.mannatech.com.

Current Economic Conditions and Recent Developments

Overall net sales increased $1.0 million, or 2.4%, to $43.0 million, during the three months ended September 30, 2018, as compared to the same period in 2017. Net sales for the nine months ended September 30, 2018 decreased by $0.8 million, or 0.6%, to $129.5 million, as compared to the same period in 2017. For the three months ended September 30, 2018, our net sales increased 2.9% on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange caused a $0.2 million decrease in GAAP net sales as compared to the same period in 2017. For the nine months September 30, 2018, our net sales decreased 2.5% on a Constant dollar basis; favorable foreign exchange caused a $2.5 million increase in GAAP net sales as compared to the same period in 2017. For the three and nine months ended September 30, 2018, our operations outside of the Americas accounted for approximately 69.1% and 65.8%, respectively, of our consolidated net sales.

The net sales comparisons for the three and nine months ended September 30, 2018 and September 30, 2017 were primarily affected by the average value of product orders and the transition to associate fees from pack sales in conjunction with the changes made to our 2017 Associate Compensation Plan.

•
For the three months ended September 30, 2018, the average product order value increased 6.1%, to $194, as compared to $183 for the same period in 2017. This was partially offset by a 4.7% decrease in the number of product orders, to 224,998 for the three months ended September 30, 2018, as compared to 236,172 during the same period in 2017. For the nine months ended September 30, 2018, the average product order value increased 14.4%, to $199, as compared to $174 for the same period in 2017. This was partially offset by a 5.9% decrease in the number of product orders, to 668,709 for the nine months ended September 30, 2018, as compared to 710,633 during the same period in 2017.

•
The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers increased 16.8% during the third quarter of 2018 to 28,754, as compared to 24,609 during the same period in 2017. In addition, the average value of packs and associate fees decreased by $53, to $22 for the third quarter of 2018, as compared to $76 for the same period in 2017. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 12.6% to 73,271, for the nine months ended September 30, 2018, as compared to 83,859 for the same period in 2017. Additionally, the average value of packs and associate fees decreased by $138, to $24, for the nine months ended September 30, 2018, as compared to $162 for the same period in 2017.

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

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have increased $1.2 million for the three months ended September 30, 2018 compared to the same period in 2017, and decreased $3.3 million for the nine months ended September 30, 2018 compared to the same period in 2017. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	2018		2017		Change from 2018 to 2017
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$43,014	100.0%	$41,997	100.0%	$1,017	2.4%
Cost of sales	9,037	21.0%	8,233	19.6%	804	9.8%
Gross profit	33,977	79.0%	33,764	80.4%	213	0.6%

Operating expenses:
Commissions and incentives	18,054	42.0%	18,370	43.7%	(316)	(1.7)%
Selling and administrative expenses	8,111	18.9%	8,171	19.5%	(60)	(0.7)%
Depreciation and amortization expense	475	1.1%	424	1.0%	51	12.0%
Other operating costs	5,667	13.2%	6,115	14.6%	(448)	(7.3)%
Total operating expenses	32,307	75.1%	33,080	78.8%	(773)	(2.3)%
Income from operations	1,670	3.9%	684	1.6%	986	144.2%
Interest income	50	0.1%	10	—%	40	400.0%
Other income (expense), net	(83)	(0.2)%	177	0.4%	(260)	(146.9)%
Income before income taxes	1,637	3.8%	871	2.1%	766	87.9%
Provision for income taxes	(3,300)	(7.7)%	510	1.2%	(3,810)	(747.1)%
Net income (loss)	$(1,663)	(3.9)%	$1,381	3.3%	$(3,044)	(220.4)%

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	2018		2017		Change from 2018 to 2017
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$129,534	100.0%	$130,324	100.0%	$(790)	(0.6)%
Cost of sales	25,426	19.6%	25,781	19.8%	(355)	(1.4)%
Gross profit	104,108	80.4%	104,543	80.2%	(435)	(0.4)%

Operating expenses:
Commissions and incentives	54,361	42.0%	54,445	41.8%	(84)	(0.2)%
Selling and administrative expenses	25,706	19.8%	26,803	20.6%	(1,097)	(4.1)%
Depreciation and amortization expense	1,521	1.2%	1,379	1.1%	142	10.3%
Other operating costs	22,086	17.1%	20,447	15.7%	1,639	8.0%
Total operating expenses	103,674	80.0%	103,074	79.1%	600	0.6%
Income from operations	434	0.3%	1,469	1.1%	(1,035)	(70.5)%
Interest income	212	0.2%	58	—%	154	265.5%
Other income, net	681	0.5%	209	0.2%	472	225.8%
Income before income taxes	1,327	1.0%	1,736	1.3%	(409)	(23.6)%
Provision for income taxes	(3,637)	(2.8)%	193	0.1%	(3,830)	(1,984.5)%
Net income (loss)	$(2,310)	(1.8)%	$1,929	1.5%	$(4,239)	(219.8)%

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

Three-month period ended (in millions, except percentages)	September 30, 2018		September 30, 2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$43.0	$43.2	$42.0	$1.2	2.9%
Product	42.5	42.7	40.4	2.3	5.7%
Pack sales and associate fees(a)	0.6	0.6	1.8	(1.2)	(66.7)%
Other	(0.1)	(0.1)	(0.2)	0.1	(50.0)%
Gross profit	34.0	34.0	33.8	0.2	0.6%
Income from operations	1.7	1.6	0.7	0.9	128.6%

Nine-month period ended (in millions, except percentages)	September 30, 2018		September 30, 2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$129.5	$127.0	$130.3	$(3.3)	(2.5)%
Product	128.1	125.6	117.0	8.6	7.4%
Pack sales and associate fees(a)	1.7	1.7	13.5	(11.8)	(87.4)%
Other	(0.3)	(0.3)	(0.2)	(0.1)	50.0%
Gross profit	104.1	102.0	104.5	(2.5)	(2.4)%
Income (loss) from operations	0.4	(0.2)	1.5	(1.7)	(113.3)%

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

Net Sales

Consolidated net sales for the three months ended September 30, 2018 increased by $1.0 million, or 2.4%, to $43.0 million as compared to $42.0 million for the same period in 2017. Consolidated net sales for the nine months ended September 30, 2018 decreased by $0.8 million, or 0.6%, to $129.5 million, as compared to $130.3 million for the same period in 2017.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
Americas	$13.3	30.9%	$14.1	33.6%
Asia/Pacific	26.6	61.9%	24.4	58.1%
EMEA	3.1	7.2%	3.5	8.3%
Total	$43.0	100.0%	$42.0	100.0%
Consolidated net sales by region for the nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Americas	$44.3	34.2%	$49.1	37.7%
Asia/Pacific	75.2	58.1%	71.0	54.5%
EMEA	10.0	7.7%	10.2	7.8%
Total	$129.5	100.0%	$130.3	100.0%

For the three months ended September 30, 2018, net sales in the Americas decreased by $0.8 million, or 5.7%, to $13.3 million, as compared to $14.1 million for the same period in 2017. This decrease was primarily due to a 4.4% decline in revenue per active independent associate and preferred customer as well as a 1.4% decrease in the number of active independent associates and preferred customers.

For the nine months ended September 30, 2018, net sales in the Americas decreased by $4.8 million, or 9.8%, to $44.3 million, as compared to $49.1 million for the same period in 2017. This decrease was primarily due to an 8.5% decline in revenue per active independent associate and preferred customer and a decrease in the number of active independent associates and preferred customers of less than 1%.

For the three months ended September 30, 2018, our operations outside of the Americas accounted for approximately 69.1% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 66.4% of our consolidated net sales.

For the nine months ended September 30, 2018, our operations outside of the Americas accounted for approximately 65.8% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 62.3% of our consolidated net sales.

For the three months ended September 30, 2018, Asia/Pacific net sales increased by $2.2 million, or 9.0%, to $26.6 million, as compared to $24.4 million for the same period in 2017. This increase was primarily due to a 34.2% increase in revenue per active independent associate and preferred customer and partially offset by an 18.8% decline in the number of active independent associates and preferred customers. During the three months ended September 30, 2018, the loyalty program increased sales by $0.6 million, as compared to the same period in 2017. Foreign currency exchange had no significant impact on revenue during the quarter.

For the nine months ended September 30, 2018, Asia/Pacific net sales increased by $4.2 million, or 5.9%, to $75.2 million, as compared to $71.0 million for the same period in 2017. This increase was primarily due to a 30.4% increase in revenue per active independent associate and preferred customer, which was partially offset by a 16.0% decline in the number of active independent associates and preferred customers. During the nine months ended September 30, 2018, the loyalty program increased sales by $1.1 million, as compared to the same period in 2017. Foreign currency exchange had the effect of increasing revenue by $2.2 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The currency impact is primarily due to the fluctuation of the Korean Won and Japanese Yen.

For the three months ended September 30, 2018, EMEA net sales decreased by $0.4 million, or 11.4%, to $3.1 million, as compared to $3.5 million for the same period in 2017. This decrease was primarily due to a 20.6% decline in revenue per active independent associate and preferred customer, which was partially offset by an 11.5% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.2 million for the three months ended September 30, 2018, as compared to the same period in 2017.  The currency impact is primarily due to the fluctuation of the South African Rand.

For the nine months ended September 30, 2018, EMEA net sales decreased by $0.2 million, or 2.0%, to $10.0 million, as compared to $10.2 million for the same period in 2017. This decrease was primarily due to a 12.1% decline in revenue per active independent associate and preferred customer partially offset by a 17.9% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.3 million when the nine-month period ending September 30, 2018 is compared to the same period in 2017.  The currency impact is primarily due to the fluctuation of the South Africa Rand.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$42.5	$40.4	$2.1	5.2%
Consolidated pack sales and associate fees(a)	0.6	1.8	(1.2)	(66.7)%
Consolidated other	(0.1)	(0.2)	0.1	(50.0)%
Total consolidated net sales	$43.0	$42.0	$1.0	2.4%

	Nine Months Ended September 30,		Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$128.1	$117.0	$11.1	9.5%
Consolidated pack sales and associate fees(a)	1.7	13.5	(11.8)	(87.4)%
Consolidated other	(0.3)	(0.2)	(0.1)	50.0%
Total consolidated net sales	$129.5	$130.3	$(0.8)	(0.6)%

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

Product sales for the three months ended September 30, 2018 increased by $2.1 million, or 5.2%, as compared to the same period in 2017. The increase in product sales was primarily due to an increase in the average order value. The average order value for the three months ended September 30, 2018 was $194, as compared to $183 for the same period in 2017. The number of orders processed during the three months ended September 30, 2018 decreased by 4.7%, as compared to the same period in 2017.

Product sales for the nine months ended September 30, 2018 increased by $11.1 million, or 9.5%, as compared to the same period in 2017. The increase in product sales was primarily due to an increase in the average order value. The average order value for the nine months ended September 30, 2018 was $199, as compared to $174 for the same period in 2017. The number of orders processed during the nine months ended September 30, 2018 decreased by 5.9%, as compared to the same period in 2017.

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

The dollar amount of pack sales and associate fees related to new and continuing independent associates held by individuals in our network was as follows, for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	Dollar	Percentage
New	$0.1	$1.4	$(1.3)	(92.9)%
Continuing	0.5	0.4	0.1	25.0%
Total	$0.6	$1.8	$(1.2)	(66.7)%

	Nine Months Ended September 30,		Change
	2018	2017	Dollar	Percentage
New	$0.5	$6.1	$(5.6)	(91.8)%
Continuing	1.2	7.4	(6.2)	(83.8)%
Total	$1.7	$13.5	$(11.8)	(87.4)%

Total pack sales and associate fees for the three months ended September 30, 2018 decreased by $1.2 million, or 66.7%, to $0.6 million, as compared to $1.8 million for the same period in 2017. Average pack and associate fee value for the three months ended September 30, 2018 was $22, as compared to $76 for the same period in 2017. The total number of packs and associate fees sold increased by 4,145, or 16.8%, to 28,754 for the three months ended September 30, 2018, as compared to the same period in 2017.

Total pack sales and associate fees for the nine months ended September 30, 2018 decreased by $11.8 million, or 87.4%, to $1.7 million, as compared to $13.5 million for the same period in 2017. Average pack and associate fee value for the nine months ended September 30, 2018 was $24, as compared to $162 for the same period in 2017. The total number of packs and associate fees sold decreased by 10,588, or 12.6%, to 73,271 for the nine months ended September 30, 2018, as compared to the same period in 2017.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2018 and 2017 were as follows:

	2018		2017
New	86,000	42.6%	101,000	46.1%
Continuing	116,000	57.4%	118,000	53.9%
Total	202,000	100.0%	219,000	100.0%

Recruitment of new independent associates and preferred customers increased 1.6% in the third quarter of 2018, as compared to the third quarter of 2017. The number of new independent associate and preferred customer positions held by individuals in our network for the third quarter of 2018 was approximately 25,802, as compared to 25,394 for the same period in 2017.

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

For the three months ended September 30, 2018, other sales increased by $0.1 million, or 50.0%, as compared to the same period in 2017. The increase was primarily due to a decrease in event revenue and an increase in sales refunds, partially offset by an increase in revenue earned from Success Tracker™.

For the nine months ended September 30, 2018, other sales decreased by $0.1 million, as compared to the same period in 2017. The decrease was primarily due to a decrease in event revenue and an increase in sales refunds, partially offset by an increase in revenue earned from Success Tracker™ and promotional materials.

Gross Profit

For the three months ended September 30, 2018, gross profit increased by $0.2 million, or 0.6%, to $34.0 million, as compared to $33.8 million for the same period in 2017. For the three months ended September 30, 2018, gross profit as a percentage of net sales decreased to 79.0%, as compared to 80.4% for the same period in 2017. During the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, the gross profit percentage decreased due to increases in freight out costs and variance and write-offs.

For the nine months ended September 30, 2018, gross profit decreased by $0.4 million, or 0.4%, to $104.1 million, as compared to $104.5 million for the same period in 2017. For the nine months ended September 30, 2018, gross profit as a percentage of net sales increased to 80.4%, as compared to 80.2% for the same period in 2017. During the nine months ended September 30, 2018, the gross profit percentage improved due to the mix between product and pack sales. During the nine months ended September 30, 2017, we incurred other non-recurring charges.

Commissions and Incentives

Commission expenses for the three months ended September 30, 2018 decreased by 4.5%, or $0.8 million, to $16.8 million, as compared to $17.6 million for the same period in 2017. For the three months ended September 30, 2018, commissions as a percentage of net sales decreased to 39.1% from 42.0% for the same period in 2017.

Commission expenses for the nine months ended September 30, 2018 decreased by 1.9%, or $1.0 million, to $51.5 million, as compared to $52.5 million for the same period in 2017. For the nine months ended September 30, 2018, commissions as a percentage of net sales decreased to 39.7% from 40.3% for the same period in 2017.

The aforementioned period-over-period changes related to commission expenses were a result of adopting the 2017 Compensation Plan on July 1, 2017.

Incentive costs for the three months ended September 30, 2018 increased by 64.2%, or $0.5 million, to $1.2 million, as compared to $0.7 million for the same period in 2017 due to new incentives in growth markets. For the three months ended September 30, 2018, incentives as a percentage of net sales increased to 2.8% from 1.8% for the same period in 2017.

Incentive costs for the nine months ended September 30, 2018 increased by 46.9%, or $0.9 million, to $2.9 million, as compared to $2.0 million for the same period in 2017 due to new incentives in growth markets. For the nine months ended September 30, 2018, incentives as a percentage of net sales increased to 2.2% from 1.5% for the same period in 2017.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2018, selling and administrative expenses decreased by $0.1 million, or 0.7%, to $8.1 million, as compared to $8.2 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $0.2 million decrease in payroll costs in our headquarters, Japan, Australia, and Europe offices, and a $0.1 million decrease in distribution and warehouse costs, offset by $0.1 million increase in stock-based compensation expense and a $0.1 million increase in contract labor costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2018 decreased to 18.9% from 19.5% for the same period in 2017.

For the nine months ended September 30, 2018, selling and administrative expenses decreased by $1.1 million, or 4.1%, to $25.7 million, as compared to $26.8 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $1.7 million decrease in payroll costs in our headquarters, Japan, Australia, and Europe offices, offset by $0.6 million increase in stock-based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2018 decreased to 19.8% from 20.6% for the same period in 2017.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended September 30, 2018, other operating costs decreased by $0.4 million, or 7.3%, to $5.7 million, as compared to $6.1 million for the same period in 2017. For the three months ended September 30, 2018, other operating costs as a percentage of net sales decreased to 13.2% from 14.6% for the same period in 2017. The decrease in operating costs was primarily due to a $0.8 million decrease in travel and entertainment costs and a $0.1 million decrease in other miscellaneous operating expenses. This was partially offset by a $0.4 million increase in legal and consulting fees and a $0.1 million increase in office expenses.

For the nine months ended September 30, 2018, other operating costs increased by $1.6 million, or 8.0%, to $22.1 million, as compared to $20.4 million for the same period in 2017. For the nine months ended September 30, 2018, other operating costs as a percentage of net sales increased to 17.1% from 15.7% for the same period in 2017. The increase in operating costs was primarily due to a $1.6 million increase in office expenses (which includes $1.3 million of non-recurring office expenses incurred with the corporate office move), a $0.2 million increase in legal and consulting fees, and a $0.2 million increase in other operating expenses. These were partially offset by a $0.2 million decrease in travel and entertainment and a $0.1 million decrease in auto and equipment leases.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ended September 30, 2018 and 2017.

Depreciation and amortization expense was $1.5 million and $1.4 million, for the nine months ended September 30, 2018 and 2017, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other expense was $83 thousand for the three months ended September 30, 2018 and other income was $177 thousand for the three months ended September 30, 2017.

Due to foreign exchange gains, other income was $681 thousand for the nine months ended September 30, 2018 and $209 thousand for the nine months ended September 30, 2017.

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

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”), to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not”

criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all of the positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction.

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 167.8% and 298.5%, respectively, as compared to (58.5)% and (11.1)%, respectively, for the same periods in 2017. The effective tax rates for the three months and nine months ended September 30, 2018 were different from the federal statutory rate due to the mix of earnings across jurisdictions, valuation allowances recorded on foreign losses in certain jurisdictions, and the impact of global intangible low-tax income ("GILTI") as a result of the TCJA passed last year.

The effective tax rates for the three months and nine months ended September 30, 2017 were lower than what would be expected if the U.S. federal statutory rate applied to income before taxes. Items which decreased the effective income tax rate included favorable rate differences from foreign jurisdictions, unrealized foreign exchange gains, deductions on non-qualified stock options, and the removal of certain tax reserve items due to the expiration of applicable statute of limitations. This was partially offset by items that increased the effective income tax rate, which included tax paid related to a Korean audit settlement and other foreign permanent components.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2018, our cash and cash equivalents decreased by 31.9%, or $12.0 million, to $25.7 million from $37.7 million as of December 31, 2017. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of September 30, 2018 and December 31, 2017. Finally, fluctuations in currency rates produced a decrease of $1.7 million and an increase of $1.4 million in cash and cash equivalents for the nine months ended September 30, 2018 and 2017, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2018 and December 31, 2017, our working capital was $10.5 million and $22.8 million, respectively. The change in working capital is primarily due to cash used to repurchase common stock pursuant to our tender offer and increases in taxes payable and commissions and incentives payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by/(Used in):	2018	2017
Operating activities	$1.7	$9.0
Investing activities	$(1.8)	$(1.1)
Financing activities	$(10.4)	$(2.3)

Operating Activities

Cash provided by operating activities was $1.7 million for the nine months ended September 30, 2018, compared to cash provided by operating activities of $9.0 million for the same period in 2017. During the nine months ended September 30, 2018, we purchased inventory, collected cash from our income tax receivable, used less cash to pay commissions due to the timing of our commission payments, and managed our accrued expenses and other liabilities and taxes payable carefully. We defer certain components of our revenue and commission expense as discussed in Revenue Recognition and Deferred Commissions in Note 1 Organization and Summary of Significant Accounting Policies. We defer the recognition of revenue on payments received and related commission expenses on payments made. Recognition of revenue previously collected and deferred resulted in cash used of $1.6 million. Recognition of the related commission expense previously paid on the deferred revenue resulted in a $0.8 million source of cash. During the nine months ended September 30, 2017, we sold inventory,used less cash to pay commissions due to the timing of our commission payments, and managed our prepaid expenses and other current assets, accounts payable, and taxes payable carefully.

Investing Activities

For the nine months ended September 30, 2018 and 2017, we invested cash of $1.8 million and $1.1 million, respectively. During the nine months ended September 30, 2018, we invested approximately $0.8 million in back-office software projects, approximately $0.5 million in leasehold improvements and $0.5 million in furniture and equipment. During the nine months ended September 30, 2017, we invested approximately $0.9 million in back-office software projects, approximately $0.1 million in leasehold improvements in various international offices and training centers, and $0.1 million in office equipment.

Since the beginning of 2018, we have acquired an additional $1.3 million in leasehold improvements for the new corporate offices through financing arrangements and an additional $0.9 million in back-office software projects through a capital financing agreement.

Financing Activities

For the nine months ended September 30, 2018 and 2017, our financing activities used cash of $10.4 million and $2.3 million, respectively. For the nine months ended September 30, 2018, we used $7.4 million to repurchase common stock pursuant to a tender offer and open market repurchases, $1.1 million in the repayment of capital lease obligations and $1.9 million in payments of dividends to shareholders. For the nine months ended September 30, 2017, we used $1.2 million in the repayment of capital lease obligations, $1.0 million in payments of dividends to shareholders and $0.1 million, which was partially offset by approximately $0.1 million of cash provided by the exercise of stock options.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2018, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Capital lease obligations	$24	$78	$40	$28	$7	$—	$177
Purchase obligations (1)(2)	21	5,100	4,675	—	—	—	9,796
Operating leases	946	1,990	1,239	1,150	1,167	6,045	12,537
Note payable and other financing arrangements	388	624	555	370	—	—	1,937
Employment agreements	195	585	—	—	—	—	780
Royalty agreement	15	59	59	6	—	—	139
Tax liability (3)	—	—	—	—	—	174	174
Other obligations (4)	215	26	139	82	57	1,094	1,613
Total commitments and obligations	$1,804	$8,462	$6,707	$1,636	$1,231	$7,313	$27,153

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $13.2 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of September 30, 2018.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2018.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2018, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2018
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	3.3 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	2.0 million
Total		$6.2 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2018, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of September 30, 2018, we maintained a valuation allowance for deferred tax assets arising from our operations of $14.4 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of September 30, 2018, we had deferred tax assets, after valuation allowance, totaling $4.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we also collect associate fees, which associates pay to the Company annually in order to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan during the three and nine months ended September 30, 2018.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and nine months ended September 30, 2018, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606, Revenue Recognition.

We defer certain components of revenue. At September 30, 2018 and December 31, 2017, deferred revenue was $7.0 million and $8.6 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2018 and December 31, 2017 was $4.7 million and $6.4 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.1 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(3,232)
Loyalty points used	(9,092)
Loyalty points vested	9,421
Loyalty points unvested	1,174
Loyalty deferred revenue as of September 30, 2018	$4,677

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

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the nine months ended September 30, 2018, our assumptions and estimates used for the estimated fair value of stock options granted were as follows:

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2018, we had 39,572 shares available for grant in the future. During the three months ended September 30, 2018, the Company granted no stock options.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently completing our analysis of the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows and remain on schedule to fully adopt this standard for 2019. The Company is still evaluating if this standard will have a material impact on its consolidated balance sheets, but does not expect adoption will have a material impact on its consolidated income statements. We expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2018 were as follows:

	Nine months ended September 30, 2018			As of September 30, 2018
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.71094	0.81136	0.75819	0.72246
Canada (Canadian Dollar)	0.75103	0.81321	0.77716	0.77507
China (Renminbi)	0.14462	0.15963	0.15373	0.14563
Colombia (Peso)	0.00032	0.00037	0.00035	0.00034
Czech Republic (Koruna)	0.04402	0.04953	0.04674	0.04497
Denmark (Kroner)	0.15203	0.16766	0.16037	0.15567
Hong Kong (Hong Kong Dollar)	0.12739	0.12807	0.12755	0.12775
Japan (Yen)	0.00880	0.00955	0.00912	0.00880
Mexico (Peso)	0.04815	0.05555	0.05262	0.05349
New Zealand (New Zealand Dollar)	0.65203	0.74054	0.70026	0.66310
Norway (Krone)	0.11810	0.13033	0.12460	0.12300
Republic of Korea (Won)	0.00088	0.00095	0.00092	0.00090
Singapore (Singapore Dollar)	0.72472	0.76541	0.74645	0.73175
South Africa (Rand)	0.06483	0.08675	0.07811	0.07089
Sweden (Krona)	0.10881	0.12733	0.11686	0.11272
Switzerland (Franc)	0.99657	1.08306	1.02884	1.01906
Taiwan (New Taiwan Dollar)	0.03242	0.03448	0.03346	0.03284
United Kingdom (British Pound)	1.27025	1.43218	1.35171	1.30330
Various countries (1) (Euro)	1.13336	1.24812	1.19468	1.16072
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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2018, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
July 1, 2018 - July 31, 2018	—	$—	—	$19,502
August 1, 2018 - August 31, 2018	14,137	$20.08	14,137	$19,219
September 1, 2018 - September 30, 2018	10,731	$20.22	10,731	$19,002
Total	24,868		24,868

(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018, our Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization) in shares of our common stock to be repurchased in the open market.
(b)Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Mannatech's Regional President - Asia was put on administrative leave effective October 23, 2018, pending review of a whistleblower report. Mannatech has engaged local counsel to investigate this report. As part of our review of this report, we are also conducting a review of various policies and procedures at our South Korean office.

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

MANNATECH, INCORPORATED

Dated: November 6, 2018	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 6, 2018	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)