Form 10-K
period 2018-12-31
MANNATECH INC
filed 2019-03-11
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 29, 2018, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $33,457,599 based on the closing sale price of $20.50, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2019 was 2,395,717 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2019 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

Unless stated otherwise, all financial information throughout this report and in the Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “our,” “us,” or “their.”

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

We primarily sell our products through network marketing via our associates ("independent associate" or “associates”) and directly to our "preferred customers," which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2018, we had approximately 200,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor will it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.

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

•
In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick, which is a symbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.

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

•
In 2013, we launched Uth® skin cream, a breakthrough in anti-aging that incorporates Mannatech’s glyconutrient technology along with a microsphere delivery system that supports more thorough delivery of the active ingredients to all levels of the skin.

•	In 2014, we launched GlycoBOOM™ Advanced Immune Support Supplement (now known as MannaBoom®), packed with nutrients that are designed to support the body’s natural defenses.

•	In 2015, Mannatech introduced a new brain supplement, Cognitate™, featuring a proprietary blend of natural ingredients to aid memory, recall and cognition.

•
In 2016, Mannatech rebranded the Company, including all new packaging and labels, introduced a line of Essential Oils, along with an innovative, natural fat-loss system, TruHealthTM. Comprised in the system is the TruPLENISHTM Nutritional Shake, TruPURE® Cleanse Slimsticks and TruSHAPETM Fat-Loss Capsules.

•
In 2017, Mannatech launched several new products, including: GinMAX®, a fast-acting, long-lasting ginseng supplement that utilizes both fermented red and fermented white ginseng, fortified with glyconutrients; GlycoCafé®, a glyconutritional coffee made with the whole coffee fruit; and Luminovation, a line of mass-market and premium Korean beauty products.

•
In 2018, Mannatech launched a unique fitness drink, Empact+®, combining fueling, hydration and recovery in one product. Mannatech also introduced significant enhancements to its signature Ambrotose® product with the launch of Ambrotose Life™ , with more than double the Manapol® of its Advanced Ambrotose® formula along with healthy additions of modified citrus pectin, and stabilized rice bran. Ambrotose Life™ is available in a bulk canister (unflavored), along with flavored single serving sachets.

Mannatech offers products that include glyconutrients, a unique category of nutrients sourced from plants and designed to provide a variety of health benefits. We focus on producing products that are from natural sources, as well as other scientifically based efficacious sources.

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

Home Living, a category of products designed to make homes a peaceful haven which supplement wellness.

The following table summarizes our products by category:

Product Category	Representative Products
Integrative Health	Ambrotose® complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life™ Catalyst™, Cognitate™, GinMAX™, Manapol® Powder, MannaBears ™, Nutriverus™, Optimal Support Packets, PhytoMatrix® and PLUS™.
Targeted Health	BounceBack®, CardioBALANCE®, GI Pro Balance®Slimstick, GI-Zyme®, GlycoCafe®, ImmunoSTART®, Manna-C ™, MannaBOOM® Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3 and PhytAloe®.
Weight and Fitness	OsoLean™, SPORT™, TruHealth Fat Loss System, including: TruPLENISH™, TruPURE®, TruSHAPE™, Tru-C™ and TruCoffee Americano™.
Skin Care	Emprizone ®, FIRM with Ambrotose ®, Uth® Facial Cleanser, Uth® Skin Rejuvenation Crème, Uth® Moisturizer, FreshDen™, Gel Mask, Organt and Luminovation, Uth® Lash Serum.
Home Living	Serenity Home Diffuser, Essential Oils: Eucalyptus, Fractionated Coconut and Aloe, Frankincense, Lavender, Lemon, No. 1 Protective Blend, Orange, Peppermint, and Sweet Almond and Aloe.

A significant portion of our revenue is derived from our Advanced Ambrotose®, Ambrotose Life™, TruHealth™, Manapol® Powder and Ambrotose® products. Revenue from these products were as follows for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	2018		2017
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$44,054	25.4%	$52,592	29.8%
Ambrotose Life™	18,824	10.9%	—	—%
TruHealth™	17,537	10.1%	16,652	9.4%
Manapol® Powder	8,636	5.0%	11,183	6.3%
Ambrotose®	7,695	4.4%	8,459	4.8%
Total	$96,746	55.8%	$88,886	50.3%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2017, approximately 116 million global direct sellers collectively generated annual retail sales of $189.6 billion.

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

Research and development efforts include new product development, enhancement of existing products, clinical studies and trials, FDA compliance studies, and consultants.

3.
Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets. Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia, when necessary;

•	the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority;

•	the South African Department of Health and the South African Health Products Regulatory Authority Board;

•	the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office; and

•	the China Food and Drug Administration.
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

We require our dietary supplements to be packaged with seals to help minimize the risk of tampering. We also perform stability studies under both controlled ambient and accelerated temperature storage conditions to ensure label claims throughout the shelf life of our products. To further ensure product quality, our third-party manufacturers are certified NSF facilities according to the NSF/ANSI 173 Dietary Supplement Standard, which is the only American national standard for dietary supplements. This certification ensures that that Good Manufacturing Practices are used in the manufacturing facility. All of Mannatech's dietary supplements have been confirmed to be gluten-free.

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

8.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2018, our Board of Directors is composed of eight directors, including six independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

•
Provide Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee.

Intellectual Property
Trademarks.  We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2018, we had 36 registered trademarks in the United States and 10 trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2018, we had 507 registered trademarks in 37 countries and 81 trademark applications pending in 13 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents.  The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2018, we had 10 patents for technology related to our Ambrotose® formulation, all of which are in 10 foreign jurisdictions.  Overall, as of December 31, 2018, 89 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, GI-ProBalance™, ImmunoSTART®, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have 13 patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 200,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2018, and we had approximately 215,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2017. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

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

Our global associate career and compensation plan consists of 19 independent associate achievement levels; from lowest to highest, these include Associate, Silver Associate, Gold Associate, Director, Silver Director, Gold Director, Executive, Silver Executive, Gold Executive, Presidential, Bronze Presidential, Silver Presidential, Gold Presidential, Platinum Presidential, 1-Star Platinum, 2-Star Platinum, 3-Star Platinum, 4-Star Platinum and Crown Platinum Ambassador. These achievement levels are determined by the growth and volume of the independent associates’ direct and indirect commissionable net sales, as well as expanding their networks, which are all assigned a point volume. Promotional materials and training aids are not assigned a point volume. This point volume system, referred to as our global seamless downline structure, allows independent associates to build their network by expanding their existing downlines into all international markets except China. Our global associate career and compensation plan is intended to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry. Together, our commissions and incentives range approximately from 35% to 43% of our consolidated net sales.

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

Our global associate career and compensation plan identifies and pays 6 types of commissions to our qualified independent associates, which are based on the following:

•	generating product sales to preferred customers from an independent associate’s global downline to earn certain achievement levels;

•	generating product sales from newly enrolled independent associates or preferred customers who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates who place qualifying orders;

•	obtaining and developing certain achievement levels within their downline organizations to qualify for additional bonuses; and

•	various other incentive programs.

Management of Independent Associates. We actively monitor our independent associates’ activities related to sales of our products and the promotion of certain business opportunities by requiring our independent associates to abide by our policies and procedures. However, we have limited control over the actions of our independent associates. To aid in our monitoring efforts, we provide each independent associate with a copy of our policies and procedures prior to or upon signing up as an independent associate. We engage a third-party service provider to assist in managing our compliance monitoring process. We also use various media formats to distribute changes to our mandatory policies and procedures, including our corporate website, conference calls, educational meetings, corporate events, seminars, and webcasts.

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

Product Return Policy. We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products. In China, where we sell our products under a cross-border e-commerce model, we have a 14-day return policy. The associate may then return or exchange the product based on the associate product return policy.

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

To complement our transaction database, we developed a comprehensive management tool called Success Tracker ™ that is used both internally and by our independent associates to manage and optimize their business organizations. With this tool, independent associates have constant access to graphs, maps, alerts, and reports on the status of their individual organizations, which may help to optimize their earnings.

We also maintain a written business continuity plan, which was developed using the guidelines published by the National Institute of Standards of Technology, to minimize the risk of data loss due to any interruption in business. Our business continuity plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures using a combination of onsite and cloud-based services to ensure all data is recoverable. We proactively monitor various software, hardware, and network infrastructure systems to ensure optimal performance and security. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems are secure and work efficiently and effectively to minimize the risk of business interruption. Although we maintain an extensive business continuity plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors - If our information technology system fails, our operations could suffer.”

We continue to enhance our information technology, websites, and e-commerce platforms to remain competitive, efficient and secure.

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

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the FFDC Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements. Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

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

In certain markets, including the United States, specific claims made with respect to a product may change the regulatory status of a product. For example, a product sold as a dietary supplement but marketed as a treatment, prevention, or cure for a specific disease or condition would likely be considered by the FDA or other regulatory bodies as unapproved and thus an illegal drug. To maintain the product’s status as a dietary supplement, its labeling and marketing must comply with the provisions in DSHEA and the FDA’s extensive regulations. As a result, we have procedures in place designed to promote and assure compliance by our employees and independent associates related to the requirements of DSHEA, the FFDC Act, and various other regulations.

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

In Sweden, various provisions of the Consumer Sales Act (1990), the Marketing Practices Act (2008), the Distance and Doorstep Sales Act (2005), the Product Liability Act (1992), the Product Safety Act (2004), and the Companies Act (2005) all serve to govern our multi-level marketing and business activities. The Food Act (2006) provides regulations and guidelines for the sale of food and food supplements. We are subject to the authority of the Swedish Consumer Office, the Swedish Companies Registration Office, the Swedish Tax Office, Swedish Customs, Medical Products Agency, and the National Food Administration. As in all EU countries, various EU regulations and guidelines apply.

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

Norway exercises a border control of products and their composition upon importation. Import products must be registered in an Import Reporting Registry, and the regulations are enforced by the customs authorities. Our products must be compliant with Norwegian regulations in order to be admitted for admission through customs into Norway. In Norway, door-to-door selling is allowed, provided the Guidelines from the Norwegian Consumer Agency are followed. Likewise, telephone-selling is allowed provided the agency’s guidelines are followed. Home-selling in Norway is also allowed. All of our sales in Norway are subject to a 14-day right to cancel by the consumers.

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

In Finland, the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations, as well as applicable EU regulations, regulate Mannatech products, product information, and the way Mannatech promotes its products.  Additionally, certain principles applicable to multi-level marketing under the Money Collection Act (255/2006) apply to Mannatech’s activities. Lastly, persons engaged in the manufacture, commission of manufacture or import of food supplements must submit a written notification to the Finnish Food Safety Authority when marketing and selling in Finland.  A notification is also required when the composition of preparation changes in terms of characteristics of substances or the preparation is withdrawn from the market.

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

In some markets, including the United States, improper product claims by independent associates could result in our products being scrutinized by regulatory authorities. This review could result in our products being re-classified as drugs or classified into another product category that requires stricter regulations or labeling changes.

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

Competition

Other Nutritional Supplement Companies.  The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	AdvoCare International

•	GNC Holdings, Inc.;

•	Herbalife Nutrition Ltd.;

•	Nature’s Sunshine Products, Inc.;

•	NOW Foods;

•	Nu Skin Enterprises, Inc.;

•	Reliv’ International, Inc;

•	Solgar Vitamin and Herb Company, Inc.;

•	Swanson Health Products;

•	Usana Health Sciences, Inc.; and

•	Vitamin Shoppe Industries, Inc.

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
We compete with other direct selling and network marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:

•	Amway Corporation;

•	Forever Living Products, Inc.;

•	Herbalife Nutrition Ltd.;

•	Mary Kay, Inc.;

•	Nature’s Sunshine Products, Inc.;

•	Nu Skin Enterprises, Inc.;

•	Shaklee Worldwide; and

•	Usana Health Sciences, Inc.

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our exclusive, proprietary blend of high-quality products;

•	our 25 year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.
Employees

At December 31, 2018 and 2017, we employed 248 and 252 people, respectively, as set forth below:

	2018	2017
Americas	159	162
Asia/Pacific	75	79
EMEA	14	11
Total	248	252

	2018	2017
Full-time employees	247	250
Part-time employees	1	2
Total	248	252

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

In addition to the other risks described in this report, the risk factors outlined below should be considered in evaluating our business and future prospects. Several of the risks are part of conducting business in the industry and sales channel in which we operate and will likely remain ongoing. The fact that these risks are characteristic of the dietary supplement industry or the direct selling channel does not lessen their significance. The risks outlined below are not the only risks we may encounter. Additional risks not currently known to us or that may currently reasonably seem immaterial also may have an adverse effect on our business.

1.	If we are unable to attract and retain independent associates, our business may suffer.

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and preferred customers. We rely on our non-employee independent associates to market and sell our products to customers to generate growth and to attract new independent associates who are interested in building a business. Our ability to increase sales depends on our ability to increase the number of customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing independent associates and attract new independent associates. We cannot give any assurances that the number of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain independent associates and preferred customers, including:

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

As of December 31, 2018, we had approximately 200,000 active independent associates and preferred customer positions held by individuals who purchased our products within the last 12 months, of which 216 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

3.
Changes to our associate compensation arrangements could be viewed negatively by some independent associates, could cause failure to achieve desired long-term results and have a negative impact on revenue.

Our associate compensation plan includes components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to remain competitive and attractive to existing and potential independent associates, including such modifications:

•	to address changing market dynamics;

•	to provide incentives to independent associates that are intended to help grow our business;

•	to conform to local regulations; and

•	to address other business needs.

We launched the first phase of a new associate compensation plan in July 2017 and made adjustments to the plan as part of the second phase in 2018. The 2017 Associate Compensation Plan was designed to stimulate business growth and development for our active business-building associates and to maximize the buying experience for our preferred customers. In doing so, the Company hopes to better utilize commission dollars to stimulate Company growth. The 2017 Associate Compensation Plan provides revised income streams, new leadership levels and titles, and modified various volume requirements for our associates. Because of the size of our associate force and the complexity of our compensation plans, it is difficult to predict how independent associates will view such changes and whether such changes will negatively impact our revenue and profitability.

4.	An increase in the amount of commissions and incentives paid to independent associates reduces our profitability.

The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range approximately from 35% to 43% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales, and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

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

Network marketing is always subject to extensive governmental regulations, including foreign, federal, and state regulations. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:

•	ambiguity in statutes;

•	regulations and related court decisions;

•	the discretion afforded to regulatory authorities and courts interpreting and enforcing laws;

•	new regulations affecting our business; and

•	changes to, or interpretations of, existing regulations affecting our business.

On January 4, 2018, The Federal Trade Commission (the “FTC”) issued “Business Guidance Concerning Multi-Level Marketing” a non-binding guidance in question-and-answer format clarifying the FTC’s enforcement position regarding multi-level marketing. The guidance focuses on the characteristics of multi-level marketing and delineates the factors that the FTC staff is likely to consider in assessing whether or not a compensation structure is problematic. The FTC has broad enforcement authority and, while it issues guidance on how it interprets the applicable law, that guidance is not ultimately binding on the FTC. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. For example, the FTC has challenged the distributor compensation plans used by other multi-level-marketing companies over the last few years. The FTC obtained consent decrees with those companies requiring those companies to (i) discontinue using all, or certain components of, their compensation plans; and (ii) implement a compensation plan that received prior approval from the FTC. While we prioritize ensuring that our business and compensation model are compliant, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.

7.
Independent associates could fail to comply with our associate policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

We sell our products worldwide to a sales force of independent associates. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees.  As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures. All independent associates sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. In addition to policies prohibiting improper product claims, we also have polices that prohibit our independent associates from selling our products or otherwise conducting business in markets outside of the countries in which we operate or in a manner inconsistent with how we operate in a specific country.

There is a possibility that some jurisdictions could seek to hold us responsible for independent associate activities that violate applicable laws or regulations, which could result in government or third party actions or fines against us, which could harm our financial condition and operating results. For example, Meitai does not operate as a direct selling company in mainland China and does not hold a direct selling license in China. Additionally, direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. While we have policies that prohibit our independent associates from conducting business in markets other than those in which we currently operate and we have provided information on how Meitai operates in China as a non-direct selling business under an e-commerce model, we cannot guarantee that our independent associates will not violate our policies or violate Chinese law or other applicable regulations, and therefore, might result in regulatory action and adverse publicity, which would harm our business in China or our business generally.

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
On January 4, 2019, the DSA established a third party self-regulatory program to be administered by the Council of Better Business Bureaus (the “CBBB”). The new entity, the Direct Selling Self-Regulatory Council (“DSSRC”), will engage in active monitoring of the entire direct selling marketplace, including websites and social media of direct selling companies and their respective independent distributors in the areas of income representations and product claims. The DSSRC will report potentially non-compliant companies to the appropriate government agencies and will manage consumer/company complaint resolution.

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

On December 5, 2018, our Korean subsidiary, Mannatech Korea (“MK”), received a visit from three officials with the Korean Fair Trade Commission (“KFTC”). They advised MK’s management that they would be conducting a routine audit of commissions and bonuses paid to MK’s independent associates. The physical audit was concluded on December 10, 2018. We’ve been informed that the audit will continue as the auditors review requested documentation and could take approximately 2 to 3 months for the auditors to issue an Examiners Report. We cannot currently predict the outcome of the audit or any potential impact to our business, but a negative outcome could have an adverse effect on our business.

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

Our operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in our domestic and foreign markets. These regulations primarily involve the following:

•	the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products;

•	the health and safety of dietary supplements, cosmetics and foods;

•	trade practice laws and network marketing laws (e.g., licensing and registration requirements; regulations pertaining to commission payments);

•	our product claims and advertising by our independent associates;

•	our network marketing system;

•	pricing restrictions regarding transactions with our foreign subsidiaries or other related parties and similar regulations that affect our level of foreign taxable income;

•	the assessment of customs duties;

•	further taxation of our independent associates, which may obligate us to collect additional taxes and maintain additional records; and

•	export and import restrictions.

Any unexpected new regulations or changes in existing regulations could significantly restrict our ability to continue operations, which could adversely affect our business. For example, changes regarding health and safety and food and drug regulations for our nutritional products could require us to reformulate our products to comply with such regulations.

On October 16, 2018, inspectors from the FDA arrived at the Company’s headquarters to conduct an inspection of the facility and an audit of the Company’s policies and processes. The audit included a review of the remedial steps taken by the Company in response to the Warning Letter issued by the FDA on November 14, 2017. The FDA closed its audit on October 24, 2018 and issued its report to the Company. The investigators had no objections to the corrective actions taken by the Company in response to the November 2017 Warning Letter. The Company responded with corrective actions to the 2018 report on November

13, 2018. On March 1, 2019, we received a notice from the FDA requesting a meeting to discuss and clarify the corrective actions taken in response to the audit. The Company has 30 days to schedule a meeting with division personnel. We believe our response met the concerns raised by the FDA and do not anticipate further action; however, there remains the possibility that additional information or action may be requested following the meeting.

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

We operate a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai. Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor will it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption. Regulators in China may change how they interpret and enforce regulations regarding e-commerce sales and how goods are imported through the free trade zone for sale to consumers in China. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations, or lead to fines or penalties against us.

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

There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. On February 11, 2019, the FDA issued a statement from FDA Commissioner, Dr. Scott Gottlieb, regarding the agency's efforts to strengthen the regulation of dietary supplements. The FDA will be prioritizing and focusing resources on misbranded products bearing unproven claims to treat, cure, or mitigate disease. Commissioner Gottlieb established a Dietary Supplement Working Group tasked with reviewing the agency's organizational structure, process, procedures, and practices to identify opportunities to modernize the oversight of dietary supplements. Additionally, on December 21, 2015, the FDA created the Office of Dietary Supplements (“ODSP”). The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements. In markets outside of the United States, prior to commencing operations or marketing new products, we may be required to obtain approvals, registrations, licenses, or certifications from an agency comparable to the FDA for the specific market. Approvals or registration may require reformulation of our products or may be unavailable to us with respect to certain products or ingredients. We must also comply with product labeling regulations, which vary by jurisdiction.

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

Our success and competitive position largely depend on our ability to protect the following proprietary rights:

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, PhytoMatrix®, NutriVerus™, PhytoBurst®, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2018, we had 10 patents for the technology relating to our Ambrotose formulation, all of which were issued, granted, and validated in 10 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

Although several patents pertaining to Ambrotose® technology have expired, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies.  Our Ambrotose® product formulation has proprietary elements and we have contractual arrangements with certain suppliers affording us exclusive access to certain ingredients in those formulations. We have a number of pending patent applications for additional protection of Ambrotose®-related technology. The pending patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.

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

In recent years, a discovery of Bovine Spongiform Encephalopathy (“BSE”), which is commonly referred to as “Mad Cow Disease”, has caused concern among the general public. As a result, some countries have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. We have changed the vast majority of our capsules to a vegetable base. However, if a vegetable base is not available or practical for use, certifications are required to ensure the capsule material is BSE-free. The higher costs could affect our financial condition, results of operations, and our cash flows.

19.	Concentration Risk

A significant portion of our revenue is derived from our Advanced Ambrotose®, Ambrotose Life™, TruHealth™, Manapol® Powder and Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	2018		2017
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$44,054	25.4%	$52,592	29.8%
Ambrotose Life™	18,824	10.9%	—	—%
TruHealth™	17,537	10.1%	16,652	9.4%
Manapol® Powder	8,636	5.0%	11,183	6.3%
Ambrotose®	7,695	4.4%	8,459	4.8%
Total	$96,746	55.8%	$88,886	50.3%

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

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. The United States and global economies may slow dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

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

•
complex U.S. and foreign laws, treaties and regulations, including without limitation, tax laws, the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar anti-bribery and corruption acts and regulations in many of the markets in which we operate;

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars, civil unrest, acts of terrorism and other hostilities;

•	political, economic, and social conditions;

•	changes to trade practice laws or regulations governing direct selling and network marketing;

•	increased government scrutiny surrounding direct selling and network marketing;

•	changes in the perception of network marketing; and

•	risk of our independent associates offering business opportunities in China.

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

The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many of the international countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. The European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR went into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"). The Internal Revenue Service ("IRS") continues to issue guidance related to the passage of the Act. As new guidance is issued it may have a material impact on our financial statements. In addition, there is a risk that U.S. states and foreign jurisdictions may amend their tax laws in response to the Act, which could have a material impact on our future results. Our existing tax structure was designed prior to this legislation. Under the Act, our future taxes might be higher, which may have a material impact on our profitability.

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

For the year ended December 31, 2018, we recognized 73.9% of net sales in markets outside of the United States and 66.2% in markets outside of the Americas. For the year ended December 31, 2017, we recognized 72.2% of net sales in markets outside of the United States and 63.7% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2018 net sales declined 2.7% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), favorable foreign exchange caused a $1.7 million increase in GAAP net sales as compared to 2017.  In other words, sales would have been $1.7 million lower, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

As of December 31, 2018, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 32.6% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2018 and 2017, cash and cash equivalents held in bank accounts in foreign countries totaled $19.9 million and $30.6 million, respectively.

We maintain supply agreements with our suppliers and manufacturers.  Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements.  One of our supply agreements, under which the supplier provides us with certain aloe vera-based products, requires us to purchase products in an aggregate amount of $9.8 million through 2020.  Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date

Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	May 2028
St. Leonards, Australia (Australian headquarters)	850 sq. meters(1)	December 2020
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	150 Tsubos(2)	September 2019
Chuo-ku, Osaka, Japan (Japanese training center)	73 Tsubos(3)	August 2020
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	298 Pyong(4)	June 2020
Gangnam-gu, Seoul, Korea (Seoul training center)	519 Pyong(4)	June 2020
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(5)	June 2019
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(6)	March 2019
Incheon, South Korea (Incheon training center)	218 Pyong(7)	April 2019
Taipei, Taiwan (Taiwan headquarters)	172 Pings(8)	February 2020
Zug, Switzerland (Switzerland headquarters)	680 sq. meters(9)	— (17)
Tsim Sha Tsui, Kowloon, Hong Kong (office)	4,334 sq. feet	June 2019
Hengqin, Zhuhai, China (office)	677 sq. feet	November 2019
Tianhe, Guangzhou, China (office)	129 sq. feet	July 2019
Richmond, BC (Canada training center)	1,963 sq. feet	September 2022
Markham, ON (office)	1,714 sq. feet	September 2019
Bedfordview, South Africa (office)	383 sq. meters(10)	— (18)
Guadalajara, Mexico (customer service center)	389 sq. meters(11)	— (19)
Mexico City, 1st flr Mexico (customer service center)	123 sq. meters(12)	August 2019
Mexico City, 3rd flr Mexico	123 sq. meters(13)	June 2019
Monterrey, Mexico (office)	149.16 sq. meters(14)	June 2019
Colima, Mexico (office)	68 sq. meters(15)	December 2019
Bogota, Columbia (office)	19.2 sq. meters(16)	April 2019

(1) Approximately 9,150 square feet & subleases 2,153 sq. ft. to Morrison Design Partnership.
(2) Approximately 5,338 square feet.
(3) Approximately 2,598 square feet.
(4) Approximately 29,071 square feet.
(5) Approximately 4,021 square feet.
(6) Approximately 6,796 square feet.
(7) Approximately 7,757 square feet.
(8) Approximately 6,118 square feet.
(9) Approximately 7,319 square feet.

(10) Approximately 4,122 square feet.
(11) Approximately 4,187 square feet.
(12) Approximately 1,324 square feet.
(13) Approximately 1,324 square feet.
(14) Approximately 1,606 square feet.
(15) Approximately 732 square feet.
(16) Approximately 207 square feet.
(17) Renewable annually.
(18) Renewable annually.
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

Holders. As of February 28, 2019, there were 1,275 shareholders of record.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

The following information is provided pursuant to Item 703 of Regulation S-K:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	$—	—	—
December 1, 2018 - December 31, 2018	5,095	$19.63	5,095	18,902
Total	5,095		5,095
(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market.
(b)Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2018 and 2017. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements and related notes,” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 200,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and cross-border e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.1 million, or 1.8%, for 2018, as compared to 2017. While our 2018 net sales declined $4.8 million, or 2.7%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), favorable foreign exchange caused a $1.7 million increase in GAAP net sales as compared to 2017.

Our operations outside of the Americas accounted for approximately 66.2% and 63.7% of our consolidated net sales for 2018 and 2017, respectively.

The net sales comparisons for the year ended December 31, 2018 and December 31, 2017 were primarily affected by our 2017 Associate Compensation Plan, which was strategically designed to de-emphasize the importance of pack sales in order to stay current and competitive with industry changes.

In connection with the 2017 Associate Compensation Plan, pack sales have been replaced with associate fees for the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom . Associate fees, which an associate must pay annually in order to be entitled to earn commissions, benefits and incentives in these regions, now average approximately $26 annually (which may vary across geographic markets). Pack sales had an average value of $197 during fiscal year 2017 before we implemented the 2017 Associate Compensation Plan. As we roll out associate fees (and replace pack sales) across our remaining markets, we expect to see a decrease in future sales volumes from pack sales. However, actual results may vary from our expectations.

As a result of this aforementioned change associated with implementing the 2017 Associate Compensation Plan, pack sales (as well as other revenue metrics related to packs) decreased relative to comparative periods. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 7.6% during 2018 to approximately 96,700 as compared to 104,600 during 2017. In addition, average pack value decreased by $110, to $26 for the year ended December 31, 2018, as compared to $136 for the same period in 2017.

The number of product orders decreased 5.2% during the year ended December 31, 2018 to approximately 893,500 as compared to 942,300 during the same period in 2017. This decrease was partially offset by a $15 increase in the average product order sale, to $197 for the year ended December 31, 2018, as compared to $182 for the same period in 2017.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $4.8 million for 2018. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2018 and 2017 (in thousands, except percentages).

	2018		2017		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$173,558	100.0%	$176,696	100.0%	$(3,138)	(1.8)%
Cost of sales	34,476	19.9%	35,667	20.2%	(1,191)	(3.3)%
Gross profit	139,082	80.1%	141,029	79.8%	(1,947)	(1.4)%

Operating expenses:
Commissions and incentives	73,514	42.4%	74,550	42.2%	(1,036)	(1.4)%
Selling and administrative expenses	34,156	19.7%	35,470	20.1%	(1,314)	(3.7)%
Depreciation and amortization	2,064	1.2%	1,864	1.0%	200	10.7%
Other operating costs	29,438	17.0%	26,626	15.1%	2,812	10.6%
Total operating expenses	139,172	80.2%	138,510	78.4%	662	0.5%
Income (loss) from operations	(90)	(0.1)%	2,519	1.4%	(2,609)	(103.6)%
Interest income	288	0.2%	274	0.2%	14	5.1%
Other income (expense), net	291	0.2%	(333)	(0.2)%	624	187.4%
Income (Loss) before income taxes	489	0.3%	2,460	1.4%	(1,971)	80.1%
Income tax provision	(4,375)	(2.5)%	(4,247)	(2.4)%	(128)	3.0%
Net loss	$(3,886)	(2.2)%	$(1,787)	(1.0)%	$(2,099)	(117.5)%

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

	2018		2017	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$173.6	$171.9	$176.7	$(4.8)	(2.7)%
Product	$170.2	$168.6	$157.9	$10.7	6.8%
Pack and associate fees(a)	$2.5	$2.4	$14.2	$(11.8)	(83.1)%
Other	$0.9	$0.9	$4.6	$(3.7)	(80.4)%
Gross profit	$139.1	$137.7	$141.0	$(3.3)	(2.3)%
Income (loss) from operations	$(0.1)	$(0.5)	$2.5	$(3.0)	(120.0)%
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2018 and 2017 were as follows (in millions, except percentages):

	2018		2017
Americas	$58.7	33.8%	$64.2	36.3%
Asia/Pacific	101.7	58.6%	98.8	55.9%
EMEA	13.2	7.6%	13.7	7.8%
Total	$173.6	100.0%	$176.7	100.0%

Net Sales

Overall net sales decreased by $3.1 million, or 1.8%, for 2018, as compared to 2017. For the year ended December 31, 2018, our operations outside of the Americas accounted for approximately 66.2% of our consolidated net sales, whereas in the same period in 2017, our operations outside of the Americas accounted for approximately 63.7% of our consolidated net sales.

Sales for the Americas decreased by $5.5 million, or 8.6%, to $58.7 million for 2018 as compared to $64.2 million for the same period in 2017. This decrease was primarily due to a 5.3% decrease in revenue per active independent associate and preferred customer and a 1.2% decline in the number of active independent associates and preferred customers.

During 2018, Asia/Pacific sales increased by $2.9 million, or 2.9%, to $101.7 million as compared to $98.8 million for 2017. This increase was primarily due to a 20.9% increase in revenue per active independent associate and preferred customer and a 16.1% decrease in the number of active independent associates and preferred customers. During the year ended December 31, 2018, the loyalty program in Asia/Pacific increased sales by $1.6 million, as compared to the same period in 2017. Foreign currency exchange had the effect of decreasing revenue by $1.5 million for the year ended December 31, 2018, as compared to the same period in 2017. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, Chinese Yuan,

Singapore Dollar and Taiwanese Dollar, which was partially offset by the strengthening of the Australian Dollar, New Zealand Dollar and Hong Kong Dollar.

During 2018, EMEA sales decreased by $0.5 million, or 3.6%, to $13.2 million as compared to $13.7 million for 2017. This decrease was primarily due to a 10.8% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 15.4% increase in the number of active independent associates and preferred customers. During the year ended December 31, 2018, the loyalty program in EMEA decreased net sales by $0.1 million. Foreign currency exchange had the effect of decreasing revenue by $0.2 million when the year ended December 31, 2018 is compared to the same period in 2017.  The currency impact is primarily due to the weakening of the South African Rand, British Pound and Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2018	2017	Dollar	Percentage
Consolidated product sales	$170.2	$157.9	$12.3	7.8%
Consolidated pack sales and associate fees(a)	2.5	14.2	(11.7)	(82.4)%
Consolidated other, including freight	0.9	4.6	(3.7)	(80.4)%
Total consolidated net sales	$173.6	$176.7	$(3.1)	(1.8)%
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Product Sales

Our product sales are made to independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2018 increased by $12.3 million, or 7.8%, to $170.2 million, as compared to $157.9 million for the same period in 2017. Of this increase, $3.2 million related to freight revenues that were included in product revenue in 2018 as a result of adopting Accounting Standards Codification ("ASC") 606 - Revenue from Contracts with Customers ("ASC 606"). The increase in product sales was primarily due to an increase in average order size. The average order value in 2018 was $197, as compared to $182 for the same period in 2017. The number of orders processed during the year ended December 31, 2018 decreased by 5.2% as compared to the same period in 2017.

Pack Sales and Associate Fees

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company now collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018. Prior to the change, pack sales represented sales of packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees for these respective geographic markets represented an immaterial amount of total sales. In order to stay current and competitive with the industry changes, the 2017 Associate Compensation Plan was strategically designed to deemphasize the importance of pack sales.

In markets other than the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom, packs may still be purchased by our associates who wish to build a Mannatech business. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives.

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 ( in millions, except percentages):

			Change
	2018	2017	Dollar	Percentage
New	$0.7	$6.7	$(6.0)	(89.6)%
Continuing	1.8	7.5	(5.7)	(76.0)%
Total	$2.5	$14.2	$(11.7)	(82.4)%

Total pack sales and associate fees for the year ended December 31, 2018 decreased by $11.7 million, or 82.4%, to $2.5 million, as compared to $14.2 million for the same period in 2017 as the number of packs sold and associate fees collected decreased by 7.6%. Also, the average pack value for the year ended December 31, 2018 was $26, as compared to $136 for the same period in 2017.

During 2018 and 2017, we took the following actions in an effort to increase the number of independent associates and preferred customers:

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

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2018		2017
New	86,000	43.0%	96,000	44.7%
Continuing	114,000	57.0%	119,000	55.3%
Total	200,000	100.0%	215,000	100.0%

Other Sales

Other sales consisted of: (i) sales of promotional materials; (ii) monthly fees collected for the Success Tracker™ and Mannatech+ customized electronic business-building and educational materials, databases and applications; and (iii) training and event registration fees. Promotional materials, training, database applications and business management tools to support our independent associates, which in turn helps stimulate product sales.

For the year ended December 31, 2018, other sales decreased by $3.7 million, or 80.4%, to $0.9 million, as compared to $4.6 million for the same period in 2017. The decrease was primarily due to freight revenues being included in product revenue as a result of adopting ASC 606.

Gross Profit

For the year ended December 31, 2018, gross profit decreased by $1.9 million, or 1.4%, to $139.1 million, as compared to $141.0 million for the same period in 2017. Gross profit as a percentage of net sales increased to 80.1% for 2018, as compared to 79.8% for 2017. The increase in gross profit percentage was primarily due to favorable effects of foreign exchange and a change in sales mix towards products with a better margin.

Commission and Incentives

Commission expenses decreased for the year ended December 31, 2018, by 3.1%, or 2.2 million to $69.1 million, as compared to $71.3 million for the same period in 2017. Commissions as a percentage of net sales were 39.8% for the year ending December 31, 2018 and 40.4% for the same period in the prior year. This decrease was due to transition costs of adopting the 2017 Associate Compensation Plan on July 1, 2017 and transitioning away from the legacy associate compensation plan.

Incentive costs increased for the year ended December 31, 2018 by 37.5%, or $1.2 million, to $4.4 million as compared to $3.2 million for the same period in 2017. The costs of incentives, as a percentage of net sales increased to 2.5% for the year ended December 31, 2018, as compared to 1.8% for the same period in 2017. This increase was related to new incentives in growth markets.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses.

For the year ended December 31, 2018, overall selling and administrative expenses decreased by $1.3 million, or 3.7%, to $34.2 million, as compared to $35.5 million for the same period in 2017. The decrease in selling and administrative expenses consisted of a $1.8 million decrease in payroll related costs as we had a greater number of employees in the prior comparative period, and a $0.2 million decrease in marketing costs. These decreases were partially offset by a $0.6 million increase in stock based compensation expense and a $0.1 million increase in contract labor costs.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses associated with corporate sponsored events, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.

For the year ended December 31, 2018, other operating costs increased by $2.8 million, or 10.6%, to $29.4 million, as compared to $26.6 million for the same period in 2017. For the year ended December 31, 2018, other operating costs, as a percentage of net sales, were 17.0%, as compared to 15.1% for the same period in 2017. The increase was due to a $1.5 million increase in office expenses, largely attributed to the $1.3 million non-recurring cost of moving to a new corporate headquarters, a $0.7 million increase in travel and entertainment costs associated with corporate sponsored events, a $0.5 million increase in legal and consulting fees, a $0.2 million increase in bad debt expense, a $0.1 million increase in accounting and auditing fees, offset by a $0.1 million decrease in credit card fees and a $0.1 million decrease in auto and equipment leases.

Depreciation and Amortization Expense

For the years ended December 31, 2018 and 2017, depreciation and amortization expense was $2.1 million and $1.9 million, respectively.

Other Income (Expense), net

Primarily due to foreign exchange gains, other income (expense) was $0.3 million and $(0.3) million for the years ending December 31, 2018 and 2017, respectively.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2018	2017
Australia	30.0%	30.0%
Canada	26.5%	26.5%
Denmark	22.0%	22.0%
Japan	30.2%	34.8%
Mexico	30.0%	30.0%
Norway	23.0%	24.0%
Republic of Korea	22.0%	22.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	9.2%	16.2%
Taiwan	20.0%	17.0%
United Kingdom	19.0%	19.3%
United States	21.0%	35.0%
Cyprus	12.5%	12.5%
Hong Kong	16.5%	16.5%
Ukraine(1)	18.0%	18.0%
Gibraltar	10.0%	10.0%
Colombia	33.0%	34.0%
China	25.0%	25.0%
Russia(2)	20.0%	20.0%
(1)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(2)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“TCJA”) (“SAB 118”), which provides guidance on accounting for the impact of the Act, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. Pursuant to the disclosure provisions of SAB 118, as of September 30, 2018, the Company had completed its accounting for the tax effects of the Act.

In Financial Accounting Standards Board (“FASB”) staff Q&A Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, the FASB staff noted that ASC 740, Income Taxes (“Topic 740”), was not clear with respect to the appropriate accounting for Global Intangible Low-Taxed Income ("GILTI"), and accordingly, an entity may either: (1) elect to treat taxes on GILTI as period costs similar to special deductions, or (2) recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal (the deferred method). The Company will account for GILTI in the year the tax is incurred as a period cost.

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

As of December 31, 2018 and 2017, we maintained or increased our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2018	2017
Australia	$0.3	$—
China	0.3	—
Colombia	0.6	0.6
Hong Kong	0.1	—
Mexico	3.1	2.8
Norway	0.1	—
South Africa	0.2	0.1
Sweden	0.1	0.1
Taiwan	0.9	0.8
Ukraine	0.1	0.1
United Kingdom	0.1	0.1
United States	6.9	6.8
Other Jurisdictions	—	—
Total	$12.8	$11.4

For the years ended December 31, 2018 and 2017, the Company’s effective tax rate was 894.7% and 172.7%, respectively. For 2018, the Company had a significant increase in its rate due to the mix of earnings across jurisdictions, valuation allowance recorded on losses in certain jurisdictions, and the impact of GILTI as a result of the Act passed last year.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2018, our cash, cash equivalents and restricted cash decreased by 34.6%, or $16.2 million, to $30.6 million from $46.8 million as of December 31, 2017. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash remained the same at $1.5 million at both December 31, 2018 and 2017. Fluctuations in currency rates produced a decrease of $1.6 million in cash and cash equivalents in 2018 as compared to an increase of $4.2 million in 2017.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2018, our working capital decreased by $14.0 million, or 61.5%, to $8.8 million from $22.8 million at December 31, 2017. The decrease in working capital is primarily due to a decrease in cash, offset by an increase in inventory and a decrease in deferred commissions.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2018	2017
Operating activities	$(0.2)	$10.3
Investing activities	$(2.3)	$(1.3)
Financing activities	$(12.1)	$(3.1)

Operating Activities

Cash provided by operating activities decreased by $10.5 million for the year ended December 31, 2018, as compared to the same period in 2017. For the year ended December 31, 2018, sources of cash include commissions and incentives payable, deferred commissions, accounts payable, and income tax receivable. During this period, uses of cash include inventories, deferred revenue, and accounts receivable.

Investing Activities

For the year ended December 31, 2018, our investing activities used cash of $2.3 million, as compared to cash used of $1.3 million for the same period of 2017. During the year ended December 31, 2018, we invested $2.2 million in computer hardware and software, $1.9 million for leasehold improvements and $0.5 million in office furniture and equipment as we moved our corporate headquarters to a new building. Of this $4.6 million investment, $2.3 million was funded from a capital financing agreement. During the year ended December 31, 2017, we invested $1.1 million in computer hardware and software, $0.1 million in leasehold improvements, and $0.1 in office furniture and equipment.

Financing Activities

For the year ended December 31, 2018, our financing activities used cash of $12.1 million compared to cash used of $3.1 million for the same period of 2017. For the year ended December 31, 2018, we used approximately $1.5 million in the repayment of capital lease obligations, $3.1 million in the payment of dividends to shareholders, and $7.5 million in the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options. For the year ended December 31, 2017, we used cash of approximately $1.5 million to repay capital lease obligations, $1.4 million for payment of dividends to shareholders, and $0.2 million for the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2018 and 2017, cash and cash equivalents held in bank accounts in foreign countries totaled $19.9 million and $30.6 million, respectively.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2018, for the years ending December 31 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Capital lease obligations	$81	$40	$28	$7	$—	$—	$156
Purchase obligations (1)(2)	5,169	4,675	—	—	—	—	9,844
Operating leases	1,850	977	583	586	586	2,737	7,319
Note payable and other financing arrangements	767	555	370	—	—	—	1,692
Employment agreements	420	—	—	—	—	—	420
Royalty agreement	59	59	6	—	—	—	124
Tax liability (3)	—	—	—	—	—	177	177
Other obligations (4)	215	27	143	84	59	613	1,141
Total commitments and obligations	$8,561	$6,333	$1,130	$677	$645	$3,527	$20,873

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $11.7 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of December 31, 2018.
(3)Represents the tax liability associated with uncertain tax positions, see Note 7 to our Consolidated Financial Statements, Income Taxes to our consolidated financial statements.
(4)Other obligations are composed of pension obligations related to the Company's international operations (approximately $0.8 million) and lease restoration obligations (approximately $0.3 million).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2018:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2018 and 2017, our inventory reserves were $0.5 million and $0.6 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2018, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2018
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	3.1 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements(1)	2 to 10 years	1.9 million
Total net carrying value at December 31, 2018		$5.9 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no material impairments existed during the year ended December 31, 2018. During the year ended December 31, 2017, no material impairments existed.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2018, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2018, we maintained a valuation allowance for deferred tax assets arising from our operations of $12.8 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2018, we had net deferred tax assets, after valuation allowance, totaling $1.9 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

In February 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Act from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Revenue Recognition

Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter and renewal packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when control of the product transfers to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held.

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we collect associate fees, which relate to providing associates with the right to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract and revenue from software tools included in the first contractual year is recognized over three months. Almost all orders are paid via credit card. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018.

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

The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, b) three months of complimentary access to utilize the Success Tracker™ online tool and c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regard to both of the aforementioned contracts, the Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts.

Deferred Commissions

We defer commissions on (i) the sales of products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million and $3.9 million at December 31, 2018 and December 31, 2017, respectively.

Deferred Revenue

We defer certain components of revenue. Deferred revenue consists of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2018 and December 31, 2017, deferred revenue was $5.3 million and $8.6 million, respectively.

Our customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of ASC 606. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at December 31, 2018 and December 31, 2017 was $4.2 million and $6.4 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:

•
Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products. In China, where we sell our products under a cross-border e-commerce model, we have a 14-day return policy. The associate may then return or exchange the product based on the associate product return policy.

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
Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the year ended December 31, 2018, our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	1,274
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(1,156)
Actual returns or credits related to prior periods	(133)
Sales reserve as of December 31, 2017	$117

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	1,198
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,125)
Actual returns or credits related to prior periods	(104)
Sales reserve as of December 31, 2018	$76

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2018, our assumptions and estimates used for the calculated fair value of stock options granted in 2018 were as follows:

2018 Grants	April	June
Estimated fair value per share of options granted:	$7.17	$8.59
Assumptions:
Dividend yield	2.9%	2.4%
Risk-free rate of return	2.5%	2.8%
Common stock price volatility	55.6%	56.4%
Expected average life of stock options (in years)	4.5	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2018, using our current assumptions and estimates, we anticipate recognizing $0.6 million in gross compensation expense through 2019 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2018, we had 39,002 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use ("ROU") assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted the new standard on January 1, 2019 using a modified retrospective approach. Under the modified retrospective approach, the Company will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company will elect the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on the consolidated balance sheet and (ii) providing significant new disclosures about the Company's leasing activities. The Company expects adoption of this new standard will not have a material impact on its results of operations or cash flows. The new ROU assets and lease liabilities, which will be recognized on the consolidated balance sheet, consist primarily of offices. We started the transition plan in the third quarter of 2018 and continued to perform the scoping work in the fourth quarter of 2018. We identified a total of 22 lease agreements that are subject to Topic 842, and four of them meet the short-term lease exception as of December 31, 2018. We are continuing to analyze and evaluate the ROU assets and lease liability using the incremental borrowing rate at January 1, 2019 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases will be classified as either operating lease or finance lease. The Company plans to modify its business processes and controls to support the adoption of the new standard, including expanded review of new contracts. After the adoption of Topic 842, we will first report the ROU assets and lease liabilities as of March 31, 2019 in our Quarterly Report on Form 10-Q based on our lease portfolio as of that date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Act that was passed in December of 2017 from accumulated other comprehensive income ("AOCI") directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. This is a one-time amendment applicable only to the changes resulting from the Act. The standard will be effective for the Company on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the Act are recognized. The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The Company is still evaluating the potential financial impact of adopting this standard.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2018 were as follows:

	Year ended December 31, 2018			As of December 31, 2018
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.70413	0.81136	0.74791	0.70461
Canada (Canadian Dollar)	0.73347	0.81321	0.77216	0.73349
China (Renminbi)	0.14348	0.15963	0.15143	0.14543
Columbia (Peso)	0.00030	0.00037	0.00034	0.00031
Czech Republic (Koruna)	0.04338	0.04953	0.04608	0.04436
Denmark (Kroner)	0.15091	0.16766	0.15851	0.15335
Hong Kong (Hong Kong Dollar)	0.12739	0.12810	0.12760	0.12772
Japan (Yen)	0.00876	0.00955	0.00906	0.00907
Mexico (Peso)	0.04815	0.05555	0.05210	0.05090
New Zealand (New Zealand Dollar)	0.64419	0.74054	0.69270	0.67168
Norway (Krone)	0.11399	0.13033	0.12307	0.11508
Republic of Korea (Won)	0.00088	0.00095	0.00091	0.00090
Singapore (Singapore Dollar)	0.72164	0.76541	0.74163	0.73231
South Africa (Rand)	0.06483	0.08675	0.07608	0.06939
Sweden (Krona)	0.10881	0.12733	0.11529	0.11171
Switzerland (Franc)	0.99073	1.08306	1.02274	1.01693
Taiwan (New Taiwan Dollar)	0.03220	0.03448	0.03321	0.03272
United Kingdom (British Pound)	1.25629	1.43218	1.33541	1.27047
Various countries (1) (Euro)	1.12584	1.24812	1.18127	1.14474
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Documents filed as a part of the report:

1.   Consolidated Financial Statements

The following financial statements and Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

2. Financial Statement Schedule

The financial statement schedule required by this item is included as an Exhibit to this Annual Report on Form 10-K.

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.1	Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 8, 2017
10.2	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.3	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.4	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.5	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.6	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.7	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.8	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.9	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.11	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.12	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.13	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.14	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.15	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 11, 2019	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 11, 2019	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 11, 2019
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 11, 2019
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 11, 2019
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 11, 2019
Robert A. Toth

/s/ Gerald E. Gilbert	Director	March 11, 2019
Gerald E. Gilbert

/s/ Kevin Andrew Robbins	Director	March 11, 2019
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 11, 2019
Larry A. Jobe

/s/ Linda K. Ferrell	Director	March 11, 2019
Linda K. Ferrell

/s/ Eric W. Schrier	Director	March 11, 2019
Eric W. Schrier

/s/ Tyler Rameson	Director	March 11, 2019
Tyler Rameson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Dallas, Texas
March 11, 2019

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$21,845	$37,682
Restricted cash	1,514	1,514
Accounts receivable, net of allowance of $770 and $582 in 2018 and 2017, respectively	106	273
Income tax receivable	291	907
Inventories, net	12,821	9,385
Prepaid expenses and other current assets	3,361	2,607
Deferred commissions	2,449	3,880
Total current assets	42,387	56,248
Property and equipment, net	5,860	3,537
Construction in progress	904	777
Long-term restricted cash	7,225	7,565
Other assets	3,894	3,876
Deferred tax assets, net	1,928	4,239
Total assets	$62,198	$76,242
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$75	$228
Accounts payable	6,724	6,008
Accrued expenses	5,995	5,771
Commissions and incentives payable	12,189	9,658
Taxes payable	2,655	2,404
Current notes payable	702	815
Deferred revenue	5,274	8,561
Total current liabilities	33,614	33,445
Capital leases, excluding current portion	72	144
Deferred tax liabilities	3	1,147
Long-term notes payable	883	—
Other long-term liabilities	2,302	1,265
Total liabilities	36,874	36,001
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,381,149 shares outstanding as of December 31, 2018 and 2,742,857 shares issued and 2,702,940 shares outstanding as of December 31, 2017	—	—
Additional paid-in capital	33,939	34,928
Retained earnings (deficit)	(2,782)	4,190
Accumulated other comprehensive income	4,337	5,984
Treasury stock, at average cost, 361,708 shares as of December 31, 2018 and 39,917 shares as of December 31, 2017, respectively	(10,170)	(4,861)
Total shareholders’ equity	25,324	40,241
Total liabilities and shareholders’ equity	$62,198	$76,242
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2018	2017
Net sales	$173,558	$176,696
Cost of sales	34,476	35,667
Gross profit	139,082	141,029
Operating expenses:
Commissions and incentives	73,514	74,550
Selling and administrative expenses	34,156	35,470
Depreciation and amortization	2,064	1,864
Other operating costs	29,438	26,626
Total operating expenses	139,172	138,510
Income (loss) from operations	(90)	2,519
Interest income	288	274
Other expense (income), net	291	(333)
Income before income taxes	489	2,460
Income tax provision	(4,375)	(4,247)
Net loss	$(3,886)	$(1,787)
Loss per common share:
Basic	$(1.53)	$(0.66)
Diluted	$(1.53)	$(0.66)
Weighted-average common shares outstanding:
Basic	2,541	2,708
Diluted	2,541	2,708

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2018	2017
Net loss	$(3,886)	$(1,787)
Foreign currency translations gain (loss)	(1,661)	4,169
Pension obligations, net of tax provision of $8 and $10 in 2018 and 2017, respectively	14	(19)
Comprehensive income (loss)	$(5,533)	$2,363

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2016	$—	$38,190	$7,331	$1,834	$(8,470)	$38,885
Charge related to stock-based compensation	—	246	—	—	—	246
Issuance of unrestricted shares	—	(1,228)	—	—	1,472	244
Release of restricted stock	—	(306)	—	—	306	—
Stock option exercises	—	(1,748)	—	—	1,831	83
Foreign currency translation	—	—	—	4,169	—	4,169
Pension obligations, net of tax of $10	—	—	—	(19)	—	(19)
Repurchase of common stock	—	(226)	—	—	—	(226)
Declared and paid dividends	—	—	(1,354)	—	—	(1,354)
Net loss	—	—	(1,787)	—	—	(1,787)
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Charge related to stock-based compensation	—	888	—	—	—	888
Issuance of unrestricted shares	—	(1,748)	—	—	1,993	245
Release of restricted stock	—	(73)	—	—	71	(2)
Stock option exercises	—	(56)	—	—	170	114
Foreign currency translation	—	—	—	(1,661)	—	(1,661)
Pension obligations, net of tax of $8	—	—	—	14	—	14
Repurchase of common stock	—	—	—	—	(7,543)	(7,543)
Declared and paid dividends	—	—	(3,086)	—	—	(3,086)
Net loss	—	—	(3,886)	—	—	(3,886)
Balance at December 31, 2018	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,886)	$(1,787)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,064	1,864
Provision for inventory losses	710	714
Provision for doubtful accounts	543	351
Loss on disposal of assets	4	1
Stock-based compensation expense	1,145	490
Deferred income taxes	1,167	2,143
Changes in operating assets and liabilities:
Accounts receivable	(376)	(308)
Income tax receivable	616	686
Inventories	(4,145)	2,379
Prepaid expenses and other current assets	407	1,540
Other assets	(17)	477
Deferred commissions	1,431	(549)
Accounts payable	716	710
Accrued expenses and other liabilities	(96)	(315)
Taxes payable	251	1,226
Commissions and incentives payable	2,531	518
Deferred revenue	(3,287)	184
Net cash (used in) provided by operating activities	(222)	10,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,338)	(1,340)
Proceeds from sale of assets	62	1
Net cash used in investing activities	(2,276)	(1,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	114	83
Repurchase of common stock	(7,543)	(226)
Payment of cash dividends	(3,086)	(1,354)
Repayment of capital lease obligations	(1,540)	(1,567)
Net cash used in financing activities	(12,055)	(3,064)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1,624)	4,214
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,177)	10,135
Cash, cash equivalents and restricted cash at the beginning of the year	46,761	36,626
Cash, cash equivalents and restricted cash at the end of the year	$30,584	$46,761
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$800	$1,694
Interest paid on capital leases	$64	$68
Accrued asset purchases	$261	$238
Assets acquired through financing arrangements	$2,281	$130
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

Transaction gains totaled approximately $0.3 million for the year ended December 31, 2018 and transaction losses totaled approximately $0.3 million for the year ended December 31, 2017, and are included in other expense, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2018 and 2017, credit card receivables were $1.6 million and $2.0 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $19.9 million and $30.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

At December 31, 2018, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $14.4 million. In addition, for the year ended December 31, 2018, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2018 and 2017, our total restricted cash was $8.7 million and $9.1 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents at beginning of period	$37,682	$28,687
Current restricted cash at beginning of period	1,514	1,510
Long-term restricted cash at beginning of period	7,565	6,429
Cash, cash equivalents, and restricted cash at beginning of period	$46,761	$36,626

Cash and cash equivalents at end of period	$21,845	$37,682
Current restricted cash at end of period	1,514	1,514
Long-term restricted cash at end of period	7,225	7,565
Cash, cash equivalents, and restricted cash at end of period	$30,584	$46,761

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2018 and 2017, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of December 31, 2018 and 2017, the Company held an allowance for doubtful accounts of $0.8 million and $0.6 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $3.4 million and $2.6 million at December 31, 2018 and 2017, respectively. Included in the December 31, 2018 and 2017 balances were $1.8 million and $1.7 million in prepaid deposits, respectively. Also included in the balances at December 31, 2018 and 2017 were $1.0 million and $0.9 million for other prepaid assets, respectively. At December 31, 2018 the balance in prepaid inventory was $0.6 million.

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

Other Assets
At December 31, 2018 and 2017, other assets were $3.9 million and $3.9 million, respectively. Included in the December 31, 2018 and 2017 balances were deposits for building leases in various locations of $2.0 million and $1.9 million, respectively. Also included in each of the December 31, 2018 and 2017 balances were $1.7 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and  protect consumers who participate  in network marketing activities from damages. Other assets at each of December 31, 2018 and 2017 also include $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark.

Notes Payable
Notes payable were $1.6 million and $0.8 million as of December 31, 2018 and December 31, 2017, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 4.89% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2018, the current portion was $0.7 million and the long-term portion was $0.9 million. At December 31, 2017, the current portion was $0.8 million and the long-term portion was $0.0 million.

Other Long-Term Liabilities

Other long-term liabilities were $2.3 million and $1.3 million for the years ending December 31, 2018 and 2017, respectively. At December 31, 2018, we recorded $1.3 million of lease incentive obligation for leasehold improvements at our corporate headquarters. At each of December 31, 2018 and 2017, we recorded $0.2 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2018 and 2017, accrued restoration costs related to these leases amounted to $0.4 million and $0.4 million, respectively. At December 31, 2018 and 2017, government mandated severance accruals in certain international offices amounted to $0.3 million and $0.6 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.4 million as of December 31, 2018 and 2017, respectively (See Note 9, Employee Benefit Plans).

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

As a result of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, we collect associate fees, which relate to providing associates with the right to earn commissions, benefits and incentives for that year. Associate fees are recognized evenly over the course of the annual period of the associate’s contract and revenue from software tools included in the first contractual year is recognized over three months. Almost all orders are paid via credit card. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018.

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

The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, b) three months of complimentary access to utilize the Success Tracker™ online tool and c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regard to both of the aforementioned contracts, the Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2018	Percentage	2017	Percentage
Consolidated product sales	$170.2	98.0%	$157.9	89.4%
Consolidated pack sales and associate fees(a)	2.5	1.5%	14.2	8.0%
Consolidated other, including freight	0.9	0.5%	4.6	2.6%
Total consolidated net sales	$173.6	100.0%	$176.7	100.0%

Revenues by reporting segment are presented in Note 15 of our consolidated financial statements. We believe that the disaggregation of our revenues as reflected above, coupled with further discussion below, and the reporting segment in Note 15, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million and $3.9 million at December 31, 2018 and December 31, 2017, respectively. Of this balance $2.6 million was amortized to commissions expense for the twelve months ended December 31, 2018.

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2018 and December 31, 2017, the Company’s deferred revenue was $5.3 million and $8.6 million, respectively. Of this balance, $6.6 million was recognized as revenue for the twelve months ended December 31, 2018.

The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of ASC 606. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at December 31, 2018 and December 31, 2017 was $4.2 million and $6.4 million, as follows:

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2017	$7,033
Loyalty points forfeited or expired	(5,895)
Loyalty points used	(14,316)
Loyalty points vested	17,836
Loyalty points unvested	1,748
Loyalty deferred revenue as of December 31, 2017	$6,406

Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

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

Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2018 and December 31, 2017, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2017	$129
Provision related to sales made in current period	1,274
Adjustment related to sales made in prior periods	3
Actual returns or credits related to current period	(1,156)
Actual returns or credits related to prior periods	(133)
Sales reserve as of December 31, 2017	$117

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	1,198
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,125)
Actual returns or credits related to prior periods	(104)
Sales reserve as of December 31, 2018	$76

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $5.6 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.0 million and $1.2 million, respectively, for the years ended December 31, 2018 and 2017. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

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

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During the years ended December 31, 2018 and 2017, the Company capitalized $0.3 million and $0.4 million, respectively, of qualifying internal payroll costs. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

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

Concentration Risk

A significant portion of our revenue is derived from our Advanced Ambrotose®, Ambrotose Life™, TruHealth™, Manapol® Powder and Ambrotose® products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	2018		2017
	Sales by product	% of total net sales	Sales by product	% of total net sales
Advanced Ambrotose®	$44,054	25.4%	$52,592	29.8%
Ambrotose Life™	18,824	10.9%	—	—%
TruHealth™	17,537	10.1%	16,652	9.4%
Manapol® Powder	8,636	5.0%	11,183	6.3%
Ambrotose®	7,695	4.4%	8,459	4.8%
Total	$96,746	55.8%	$88,886	50.3%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2018, the Company purchased finished goods from four suppliers that accounted for 72.4% of the year's cost of sales. During the year ended December 31, 2017, the Company purchased finished goods from two suppliers that accounted for 34.4% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers. This new standard requires companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. Under the new standard, revenue is recognized when a customer obtains control of a good or service. The standard allows for two transition methods - entities can either apply the new standard (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date by one year to December 15, 2017 for fiscal years, and interim periods within those fiscal years, beginning after that date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue versus Net), in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. All of these aforementioned ASUs have been codified under ASC 606. We adopted this standard on January 1, 2018 utilizing the modified retrospective approach applied to open contracts at the date of initial application. As the cumulative effect of applying the modified retrospective approach was immaterial, no adjustment was recorded to the opening balance of retained earnings. The adoption of this standard has led to increased footnote disclosures and reclassification of $3.2 million related to freight revenues that were included in product revenue in 2018 as a result of adopting ASC 606. The overall financial impact of adopting this standard did not have a material impact on our consolidated financial statements, financial condition, changes in financial condition or results of operations.

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

Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use ("ROU") assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted the new standard on January 1, 2019 using a modified retrospective approach. Under the modified retrospective approach, the Company will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company will elect the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on the consolidated balance sheet and (ii) providing significant new disclosures about the Company's leasing activities. The Company expects adoption of this new standard will not have a material impact on its results of operations or cash flows. The new ROU assets and lease liabilities, which will be recognized on the consolidated balance sheet, consist primarily of offices. We started the transition plan in the third quarter of 2018 and continued to perform the scoping work in the fourth quarter of 2018. We identified a total of 22 lease agreements that are subject to Topic 842, and four of them meet the short-term lease exception as of December 31, 2018. We are continuing to analyze and evaluate the ROU assets and lease liability using the incremental borrowing rate at January 1, 2019 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases will be classified as either operating lease or finance lease. The Company plans to modify its business processes and controls to support the adoption of the new standard, including expanded review of new contracts. After the adoption of Topic 842, we will first report the ROU assets and lease liabilities as of March 31, 2019 in our Quarterly Report on Form 10-Q based on our lease portfolio as of that date.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Act that was passed in December of 2017 from accumulated other comprehensive income ("AOCI") directly to retained earnings. The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement. This is a one-time amendment applicable only to the changes resulting from the Act. The standard will be effective for the Company on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the Act are recognized. The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The Company is still evaluating the potential financial impact of adopting this standard.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The tables below presents the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2018 and 2017. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2018 and 2017.

2018	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$11,391	$—	$—	$11,391
Total assets	$11,391	$—	$—	$11,391
Amounts included in:
Cash and cash equivalents	$4,633	$—	$—	$4,633
Restricted cash	741	—	—	741
Long-term restricted cash	6,017	—	—	6,017
Total	$11,391	$—	$—	$11,391

2017	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$23,695	$—	$—	$23,695
Total assets	$23,695	$—	$—	$23,695
Amounts included in:
Cash and cash equivalents	$16,651	$—	$—	$16,651
Restricted cash	741	—	—	741
Long-term restricted cash	6,303	—	—	6,303
Total	$23,695	$—	$—	$23,695

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2018 and 2017, consisted of the following (in thousands):

	2018	2017
Raw materials	$803	$879
Finished goods	12,542	9,072
Inventory reserves for obsolescence	(524)	(566)
Total	$12,821	$9,385

NOTE 4: PROPERTY AND EQUIPMENT

For the year ended December 31, 2018 and 2017, construction in progress was $0.9 million and $0.8 million, respectively, which is primarily comprised of back-office software projects with in service dates that are currently indeterminable. As of December 31, 2018 and 2017, property and equipment consisted of the following (in thousands):

	2018	2017
Office furniture and equipment	$3,441	$7,648
Computer hardware	4,239	5,209
Computer software	43,416	49,687
Automobiles	81	81
Leasehold improvements	4,812	11,530
	55,989	74,155
Less accumulated depreciation and amortization	(50,129)	(70,618)
Property and equipment, net	5,860	3,537
Construction in progress	904	777
Total	$6,764	$4,314

NOTE 5: CAPITAL LEASE OBLIGATIONS

As of December 31, 2018 and 2017, the net book value of leased assets was $0.1 million and $0.4 million, respectively for leased equipment and purchased licenses. The future minimum lease payments (in thousands) are as follows:

2019	$81
2020	40
2021	28
2022	7
Total future minimum lease payments	156
Less: Amounts representing interest (effective interest rate 5.61%)	(9)
Present value of minimum lease payments	147
Current portion of capital lease obligations	75
Long-term portion of capital lease obligations	$72

NOTE 6: ACCRUED EXPENSES

As of December 31, 2018 and 2017, accrued expenses consisted of the following (in thousands):

	2018	2017
Accrued asset purchases	$261	$238
Accrued compensation	1,912	1,685
Accrued royalties	59	55
Accrued sales and other taxes	344	260
Other accrued operating expenses	677	785
Customer deposits and sales returns	425	153
Accrued travel expenses related to corporate events	411	1,156
Accrued shipping and handling costs	755	691
Rent expense	442	211
Accrued legal and accounting fees	709	537
	$5,995	$5,771

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2018	2017
United States	$(11,762)	$(6,911)
Foreign	12,251	9,371
Income before income taxes	$489	$2,460

The components of the Company’s income tax expense for the years ended December 31 (in thousands):

Current provision (benefit):	2018	2017
Federal	$13	$(1,157)
State	(25)	75
Foreign	3,220	3,186
	3,208	2,104
Deferred provision (benefit):
Federal	1,074	1,185
State	1,027	(425)
Foreign	(934)	1,383
	1,167	2,143
	$4,375	$4,247

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2018	2017
Federal statutory income taxes	21.0%	35.0%
State income taxes, net of federal benefit	(40.3)	(8.0)
Difference in foreign and United States tax on foreign operations	(75.6)	(68.6)
Effect of changes in valuation allowance	920.1	121.1
Effect of change in uncertain tax positions (net)	(0.5)	(22.6)
Federal Sub-Part F Income from foreign operations	0.4	6.6
Global Intangible Low Taxed Income (GILTI)	43.2	—
Federal Transition Tax (net of deduction)	—	191.4
Effect of changes in tax rates	(23.6)	32.5
Foreign Exchange	(8.4)	9.4
Prior year adjustments	(4.1)	17.4
Other deferred - NOL expiration	—	26.0
Foreign tax credits and withholding tax	6.3	(180.8)
Meals and entertainment	11.9	5.5
Stock Option Expense	25.8	—
Other permanent items	14.4	4.4
Other	4.1	3.4
	894.7%	172.7%

For the years ended December 31, 2018 and 2017, the Company’s effective tax rate was 894.7% and 172.7%, respectively. In 2018, the Company had a significant increase in its rate due to the mix of earnings across jurisdictions, valuation allowance recorded losses in certain jurisdictions, and the impact of Global Intangible Low-Tax Income ("GILTI") as a result of the Tax Cuts and Jobs Act (the "Act") passed last year. For 2017, the Company had a significant increase in its rate due to the impact of the Act. Items decreasing the effective income tax rate included the favorable rate difference from foreign jurisdictions, utilization of foreign tax credits against the transition tax, and certain tax reserve items removed due to expiration of applicable statute of limitations. Items increasing the effective income tax rate included transition tax, return to provision and prior year adjustments, and change in valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2018	2017
Deferred Revenue	$277	$353
Inventory capitalization	109	147
Inventory reserves	141	112
Accrued expenses	804	917
Disallowed Interest Expense	123	—
Depreciation and amortization	—	1,506
Net operating loss(1)	9,293	6,549
Non-cash accounting charges related to stock options and warrants	584	464
Foreign tax credit carryover	3,621	5,544
Other	876	365
Total deferred tax assets	$15,828	$15,957
Valuation allowance	(12,793)	(11,436)
Total deferred tax assets, net of valuation allowance	$3,035	$4,521
Deferred tax liabilities:
Prepaid expenses	$262	$239
Deferred commissions	255	543
Internally-developed software	326	381
Fixed assets	267	266
Total deferred tax liabilities	$1,110	$1,429

Total net deferred tax asset	$1,925	$3,092

(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$597	$179	Indefinite
Bermuda	$32	$—	N/A
Canada	$40	$10	2026
China	$278	$70	2024
Colombia	$1,857	$613	Indefinite
Gibraltar	$116	$—	Indefinite
Hong Kong	$323	$53	Indefinite
Japan	$203	$70	Indefinite
Mexico	$10,195	$3,059	2020-2028
Norway	$287	$66	Indefinite
Russia(1)	$43	$9	Indefinite
Singapore	$127	$22	Indefinite
South Africa	$687	$192	Indefinite
Sweden	$490	$108	Indefinite
Switzerland	$9,249	$850	2019-2025
Taiwan	$4,901	$980	2019-2028
Ukraine(2)	$568	$102	Indefinite
United States - Federal	$9,091	$1,878	Indefinite
United Kingdom	$415	$79	Indefinite

(1)	On August 1, 2016, the Company established a legal entity in Russia.

(2)	On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity.

In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $3.6 million, which will begin to expire in 2025 and a charitable contribution carryforward of $0.2 million, which will expire between 2019 and 2022. The Company maintains a full valuation against both the foreign tax credits and the charitable contribution carryforward.

At December 31, 2018 and 2017, the Company’s valuation allowance was $12.8 million and $11.4 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2018 and 2017, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance increased due to the carryover of foreign tax credits that we do not anticipate to utilize in future years.

Country	2018	2017
Australia	$0.3	$—
China	0.3	—
Colombia	0.6	0.6
Hong Kong	0.1	—
Mexico	3.1	2.8
Norway	0.1	—
South Africa	0.2	0.1
Sweden	0.1	0.1
Taiwan	0.9	0.8
Ukraine	0.1	0.1
United Kingdom	0.1	0.1
United States	6.9	6.8
Other Jurisdictions	—	—
Total	$12.8	$11.4

U.S. Tax

On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018.” Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law. The Securities and Exchange Commission staff (“SEC Staff”) recognized that entities may not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under ASC 740 for certain income tax effects of the Act in the reporting period that includes the date of enactment. SEC Staff issued guidance in SAB 118 to address this situation. SAB 118 provides that to the extent an entity can complete the income tax accounting effects of the Act, the completed amount is reported. As of the year ended December 31, 2018, the Company has completed its analysis and no material adjustments resulted from the analysis.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2018	2017
Deferred tax assets	$1,928	$4,239
Deferred tax liabilities	(3)	(1,147)
Net deferred tax assets	$1,925	$3,092

On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2018, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2018, the Company had unrecognized tax benefits of $0.1 million that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Balance as of January 1	$79	$515
Additions for tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years	—	(436)
Balance as of December 31	$79	$79

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2018 and December 31, 2017, the Company had accrued interest and penalties of $0.1 million in the consolidated balance sheet, of which $11 thousand were accrued in the consolidated statement of operations. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect its unrecognized tax benefits to decrease during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2018, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2014-2018
Canada	2014-2018
China	2016-2018
Denmark	2015-2018
Japan	2015-2018
Mexico	2014-2018
Norway	2011-2018
Republic of Korea	2012-2018
Singapore	2014-2018
South Africa	2015-2018
Sweden	2013-2018
Switzerland	2014-2018
Taiwan	2013-2018
United Kingdom	2015-2018
United States	2015-2018

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

The Company made cash donations of $0.8 million and $0.5 million to the M5M Foundation for the year ended December 31, 2018 and December 31, 2017, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s CEO and President;

•	Chris Simons, the Company’s Regional Vice President EMEA; and

•	Landen Fredrick, the Company's Chief Global Sales Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.

We paid employment compensation of approximately $321,000 in 2018 and $275,000 in 2017 for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective January 1, 2018, Landen Fredrick was promoted from Senior Vice President of Global Operations to Chief Global Sales Officer and President, North America. Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016. Prior to that, Mr. Fredrick served as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves on the Board of the M5M Foundation.

Mr. Kevin Robbins is a member of the Company's Board of Directors, serving on the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He has also consulted on the associate commission plan. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2018 and 2017, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.2 million and $2.4 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million and $0.2 million in 2018 and 2017, respectively. The aggregate amount of commission and incentives paid to family members was approximately $2.2 million in 2018 and $2.4 million in 2017, of which $2.0 million was paid in 2018 and $2.2 million in 2017 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system. In addition, less than $0.1 million in 2017 was paid to his sister, Marla Finley, and sister-in-law, Demra Robbins, who both shared an account. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company paid less than $0.1 million to Mr. Kevin Robbins for consulting fees in 2018. The Company has also contracted with a software development firm owned by Ryan Robbins, the brother of Mr. Robbins. The value of services performed during each of 2018 and 2017 were less than $0.1 million.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.2 million in 2018 and $0.1 million in 2017. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2018 and 2017, the Company contributed approximately $0.3 million and $0.3 million to the 401(k) Plan for matching contributions, respectively.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2018	2017
Balance, beginning of year	$367	$451
Service cost	61	76
Interest cost	1	2
Liability (gain) loss	(18)	(9)
Benefits paid to participants	(31)	(170)
Foreign currency	8	17
Balance, end of year	$388	$367

Plan assets:	2018	2017
Fair value, beginning of year	$—	$—
Company contributions	31	170
Benefits paid to participants	(31)	(170)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2018	2017
Benefit obligation	$(388)	$(367)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(388)	$(367)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2018	2017
Accrued benefit liability	$(388)	$(367)
Transition obligation and unrealized gain	(273)	(289)
Net amount recognized in the consolidated balance sheets	$(661)	$(656)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2018	2017
Net periodic cost	$21	$40
Current year actuarial (gain) loss	(18)	(9)
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	(22)	(13)
Total recognized in comprehensive income	$(1)	$27

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2018	2017
Transition obligation	$40	$28
Prior service cost	215	252
Net actuarial gain (loss)	18	9
Total recognized in accumulated other comprehensive gain	$273	$289

2017 estimated amounts of amortized transition obligation (in thousands):	2018
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2018	2017
Projected benefit obligation	$388	$367
Accumulated benefit obligation	388	367
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2018	2017
Discount rate	0.30%	0.30%
Rate of increase in compensation levels	—	—

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

	2018	2017
Service cost	$61	$76
Interest cost	1	2
Amortization of transition obligation	4	4
Gain (loss)	(3)	—
Prior service cost	(42)	(42)
Total pension expense	$21	$40

Estimated Benefits and Contributions

The Company expects to contribute approximately $26,000 to the Benefit Plan in 2019. As of December 31, 2018, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2019	$26
2020	28
2021	25
2022	61
2023	26
Next five years	286
Total expected benefits to be paid	$452

NOTE 10: STOCK BASED COMPENSATION

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2018, the Company had a total of 39,002 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

A summary of changes in stock options outstanding during the year ended December 31, 2018, is as follows:

	2018
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	247	$17.23
Granted	185	16.18
Exercised	(6)	18.95
Expired	(5)	25.62
Outstanding at end of year	421	$16.64	6.65	$909
Options exercisable at year end	295	$16.87	5.55	$570

During 2018, the Company issued 6,000 new shares upon the exercise of options, and granted 184,667 new options to management and members of the Board. Options exercised during the year ending December 31, 2018 and December 31, 2017 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.1 million and less than $0.2 million, respectively. Non-vested shares at December 31, 2018 and 2017 were approximately 126,000 and 15,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2018	2017
Dividend yield:	2.4 - 2.9%	3.5%
Risk-free interest rate:	2.5 - 2.8%	1.7%
Expected market price volatility:	55.6 - 56.4%	64.4%
Average expected life of stock options:	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $7.29 and $5.87 per share, respectively. The total fair value of awards vested during the years ended December 31, 2018 and 2017 was $0.6 million and $0.3 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options and restricted share awards during the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Selling, general and administrative expenses and income from operations before income taxes	$888	$246
Benefit for income taxes	(50)	(45)
Effect on net income	$838	$201

As of December 31, 2018, the Company had approximately $0.6 million of total unrecognized compensation expense related to stock options and restricted share awards currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2019	$481	$19	$462
2020	137	7	130
	$618	$26	$592

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. The Company also leases equipment under various month-to-month cancelable operating leases. For each of the years ended December 31, 2018 and 2017, total rent expense was approximately $3.7 million.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2019	$1,850
2020	977
2021	583
2022	586
2023	586
Thereafter	2,737
$7,319

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. As of December 31, 2018, the Company is required to purchase an aggregate of $9.8 million through 2020. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of $0.1 million and $0.1 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2018, the Company would continue to be indebted to the executives for $0.4 million, payable through 2019.

NOTE 12: LITIGATION

Administrative Proceedings

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013.  The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. The Company anticipates a final decision on the appeal during the second quarter of 2019.This matter remains open.

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

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan. In August of 2016 and December of 2017, the Company's Board of Directors authorized the Company to repurchase up to $0.5 million, respectively, of the Company's outstanding common shares in open market transactions. In August of 2018 and November of 2018, the Company's Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of the Company's common stock to be repurchased in the open market. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of December 31, 2018, there was $18.9 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.1 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

On May 17, 2018, we announced our intention to commence a modified Dutch auction cash tender offer to purchase up to $16.0 million of our common stock. The tender offer commenced on May 18, 2018 and expired on June 15, 2018. As a result of the tender offer, we accepted for purchase 316,659 shares of our common stock at a purchase price of $21.00 per share, for an aggregate purchase price of $6.6 million, excluding fees and expenses relating to the tender offer, which was funded from cash on hand.

During the year ended December 31, 2018, the Company repurchased 29,963 shares at an average price of $20.02. During the year ended December 31, 2017, the Company repurchased 15,418 shares at an average price of $14.69.

Equity-Based Compensation

During 2018, 6,000 shares were issued for stock option exercises and a total of 16,331 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2016	$1,534	$300	$1,834
Current-period change before reclassifications	4,169	—	4,169
Amounts reclassified from accumulated other comprehensive income (loss)	—	(29)	(29)
Income tax provision	—	10	10
Balance as of December 31, 2017	$5,703	$281	$5,984
Current-period change before reclassifications	(1,661)	—	(1,661)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4
Income tax provision	—	10	10
Balance as of December 31, 2018	$4,042	$295	$4,337

Dividends

On March 12, 2018, the Board of Directors declared a dividend of $0.125 per share that was paid on March 28, 2018 to shareholders of record on March 21, 2018.

On May 10, 2018, the Board of Directors declared a dividend of $0.125 per share that was paid on May 30, 2018 to shareholders of record on May 23, 2018.

On August 10, 2018, the Board of Directors declared a dividend of $0.500 per share that was paid on September 26, 2018 to shareholders of record on September 17, 2018.

On November 14, 2018, the Board of Directors declared a dividend of $0.500 per share that was paid on December 27, 2018 to shareholders of record on December 6, 2018.

During the year ended December 31, 2018, the Company declared and paid dividends amounting to an aggregate of $3.1 million. During the year ended December 31, 2017, the Company declared and paid dividends amounting to an aggregate of $1.4 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

For each of the years ended December 31, 2018 and 2017, shares of the Company's stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for each of the years ended December 31, 2018 and 2017.

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
Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2018		2017
Americas	$58.7	33.8%	$64.2	36.3%
Asia/Pacific	101.7	58.6%	98.8	55.9%
EMEA	13.2	7.6%	13.7	7.8%
Total	$173.6	100.0%	$176.7	100.0%

	2018	2017
Consolidated product sales	$170.2	$157.9
Consolidated pack sales and associate fees(a)	2.5	14.2
Consolidated other, including freight	0.9	4.6
Total	$173.6	$176.7
a)Coincident with the introduction of the 2017 Associate Compensation Plan, which was implemented on July 1, 2017, the Company collects associate fees, which each associate pays to the Company annually in order to be entitled to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom during the year ended December 31, 2018. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets. Since implementing the 2017 Associate Compensation Plan, total associate fees represented an immaterial amount of total sales.

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2018	2017
Americas	$5.5	$2.9
Asia/Pacific	1.3	1.3
EMEA	—	0.1
Total	$6.8	$4.3

Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2018	2017
Americas	$4.5	$3.5
Asia/Pacific	6.3	4.5
EMEA	2.0	1.4
Total	$12.8	$9.4