Form 10-Q
period 2019-03-31
MANNATECH INC
filed 2019-05-06
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTEX	The Nasdaq Stock Market LLC

As of April 30, 2019, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,395,219.

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
Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018, and the “Risk Factors” section in Part II, Item 1A of this Form 10-Q, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$19,589	$21,845
Restricted cash	1,513	1,514
Accounts receivable, net of allowance of $767 and $770 in 2019 and 2018, respectively	143	106
Income tax receivable	242	291
Inventories, net	12,848	12,821
Prepaid expenses and other current assets	3,803	3,361
Deferred commissions	2,420	2,449
Total current assets	40,558	42,387
Property and equipment, net	5,839	5,860
Construction in progress	740	904
Long-term restricted cash	7,979	7,225
Other assets	8,595	3,894
Long-term deferred tax assets, net	1,728	1,928
Total assets	$65,439	$62,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of capital leases	$81	$75
Accounts payable	5,880	6,724
Accrued expenses	7,440	5,995
Commissions and incentives payable	11,079	12,189
Taxes payable	2,538	2,655
Current notes payable	975	702
Deferred revenue	5,393	5,274
Total current liabilities	33,386	33,614
Capital leases, excluding current portion	73	72
Long-term deferred tax liabilities	3	3
Long-term notes payable	756	883
Other long-term liabilities	5,575	2,302
Total liabilities	39,793	36,874

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,395,219 shares outstanding as of March 31, 2019 and 2,742,857 shares issued and 2,381,149 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	33,905	33,939
Retained earnings (deficit)	(2,397)	(2,782)
Accumulated other comprehensive income	3,896	4,337
Treasury stock, at average cost, 347,638 shares as of March 31, 2019 and 361,708 shares as of December 31, 2018	(9,758)	(10,170)
Total shareholders’ equity	25,646	25,324
Total liabilities and shareholders’ equity	$65,439	$62,198
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2019	2018
Net sales	$37,973	$41,383
Cost of sales	7,427	8,249
Gross profit	30,546	33,134

Operating expenses:
Commissions and incentives	15,199	16,985
Selling and administrative expenses	7,576	7,980
Depreciation and amortization expense	528	511
Other operating costs	6,123	8,546
Total operating expenses	29,426	34,022

Income (loss) from operations	1,120	(888)
Interest income (expense), net	(95)	29
Other income (expense), net	4	288
Income (loss) before income taxes	1,029	(571)

Income tax (provision) benefit	(341)	307
Net income (loss)	$688	$(264)

Earnings (loss) per common share:
Basic	$0.29	$(0.10)
Diluted	$0.28	$(0.10)

Weighted-average common shares outstanding:
Basic	2,396	2,719
Diluted	2,462	2,719

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$688	$(264)
Foreign currency translations	(441)	334
Comprehensive income	$247	$70

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2018	—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(264)			(264)
Declared dividends	—	—	(340)			(340)
Charge related to stock-based compensation	—	36	—			36
Issuance of unrestricted shares	—	(1,748)	—		1,993	245
Foreign currency translations	—	—	—	334		334
Balance at March 31, 2018	$—	$33,216	$3,586	$6,318	$(2,868)	$40,252

Balance at January 1, 2019	—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net loss	—	—	688	—	—	688
Payment of cash dividends	—	—	(303)	—	—	(303)
Charge related to stock-based compensation	—	107	—	—	—	107
Issuance of unrestricted shares	—	(141)	—	—	421	280
Repurchase of common stock	—	—	—	—	(9)	(9)
Foreign currency translations	—	—	—	(441)	—	(441)
Balance at March 31, 2019	$—	$33,905	$(2,397)	$3,896	$(9,758)	$25,646

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$688	$(264)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	528	511
Provision for inventory losses	178	206
Provision for doubtful accounts	37	89
Loss on disposal of assets	62	14
Charge related to stock-based compensation	388	281
Deferred income taxes	200	(1,118)
Changes in operating assets and liabilities:
Accounts receivable	(74)	(216)
Income tax receivable	49	907
Inventories	(206)	131
Prepaid expenses and other current assets	(35)	(853)
Deferred commissions	29	(31)
Other assets	156	(67)
Accounts payable	(844)	(555)
Accrued expenses and other liabilities	(137)	182
Taxes payable	(117)	681
Commissions and incentives payable	(1,110)	1,033
Deferred revenue	119	44
Net cash provided by (used in) operating activities	(89)	975
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(429)	(282)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(429)	(281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(9)	—
Payment of cash dividends	(303)	(340)
Repayment of capital lease obligations	(247)	(364)
Net cash used in financing activities	(559)	(704)
Effect of currency exchange rate changes on cash and cash equivalents	(426)	298
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,503)	288
Cash, cash equivalents, and restricted cash at the beginning of the period	30,584	46,761
Cash, cash equivalents, and restricted cash at the end of the period	$29,081	$47,049
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$181	$248
Interest paid on capital leases and financing arrangements	$27	$11
Assets acquired through financing arrangements	$—	$1,356
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

Active business building associates ("independent associates" or "associates") and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2018 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2018 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 11, 2019 (the “2018 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2018 Annual Report.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2019, and December 31, 2018, credit card receivables were $2.8 million and $1.6 million, respectively. As of March 31, 2019, and December 31, 2018, cash and cash equivalents held in bank accounts in foreign countries totaled $15.3 million and $19.9 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $15.5 million and $14.4 million at March 31, 2019 and December 31, 2018, respectively. In addition, for the three months ended March 31, 2019 and 2018, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea.  An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of March 31, 2019, and December 31, 2018, our total restricted cash was $9.5 million and $8.7 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents at beginning of period	$21,845	$37,682
Current restricted cash at beginning of period	1,514	1,514
Long-term restricted cash at beginning of period	7,225	7,565
Cash, cash equivalents, and restricted cash at beginning of period	$30,584	$46,761

Cash and cash equivalents at end of period	$19,589	$21,845
Current restricted cash at end of period	1,513	1,514
Long-term restricted cash at end of period	7,979	7,225
Cash, cash equivalents, and restricted cash at end of period	$29,081	$30,584

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2019, and December 31, 2018, receivables consisted primarily of amounts due from preferred customers and associates. At each of March 31, 2019 and December 31, 2018, the Company's accounts receivable balance (net of allowance) was $0.1 million. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of March 31, 2019, and December 31, 2018, the Company held an allowance for doubtful accounts of $0.8 million and $0.8 million, respectively.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of March 31, 2019, and December 31, 2018, other assets were $8.6 million and $3.9 million, respectively. These amounts primarily consisted of deposits for building leases in various locations of $1.9 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively. Additionally, included in the March 31, 2019 and December 31, 2018 balances were $1.6 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the March 31, 2019 and December 31, 2018 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark. The March 31, 2019 balance also includes $4.8 million of operating lease right-of-use assets. See Note 8, Leases for more information.

Notes Payable

Notes payable were $1.7 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At March 31, 2019, the current portion was $1.0 million. At December 31, 2018, the current portion was $0.7 million.

Other Long-Term Liabilities

Other long-term liabilities were $5.6 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019 and December 31, 2018, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed March 11, 2019). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. As of March 31, 2019 and December 31, 2018, accrued restoration costs related to these leases amounted to $0.4 million and $0.4 million, respectively. At March 31, 2019 and December 31, 2018, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million and $0.4 million, respectively (see Note 9, Employee Benefit Plans, of the Company’s 10-K, filed March 11, 2019). As of March 31, 2019, the Company recorded $1.3 million in other long-term liabilities for lease incentives related to the corporate headquarters operating lease. The March 31, 2019 balance also includes $3.3 million of long-term operating lease right-of-use obligations. See Note 8, Leases for more information.

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
Revenues from associate fees relate to providing associates with the right to earn commissions, benefits and incentives for an annual period. Revenue from software tools included in the first contractual year is recognized over three months and revenue from associate fees is recognized over 12 months (see Contracts with Multiple Performance Obligations for recognition guidelines). Almost all orders are paid via credit card. See Note 10, Segment Information, for disaggregation of revenues by geographic segment and type.
The Company collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom. Prior to the change, associates purchased packs that were bundles of products within these respective geographic markets.

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million for the year ended December 31, 2018. Of this balance, $1.2 million was amortized to commissions expense for the three months ended March 31, 2019. At March 31, 2019, deferred commissions were $2.4 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2018, the Company’s deferred revenue was $5.3 million. Of this balance, $4.6 million was recognized as revenue for the three months ended March 31, 2019. At March 31, 2019, the Company’s deferred revenue was $5.4 million.

Mannatech’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at March 31, 2019 and December 31, 2018 was $3.4 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(1,585)
Loyalty points used	(2,329)
Loyalty points vested	1,906
Loyalty points unvested	1,185
Loyalty deferred revenue as of March 31, 2019	$3,408

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2019 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	$1,198
Adjustment related to sales made in prior periods	$(10)
Actual returns or credits related to current period	$(1,125)
Actual returns or credits related to prior periods	$(104)
Sales reserve as of December 31, 2018	$76

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	261
Adjustment related to sales made in prior periods	21
Actual returns or credits related to current period	(186)
Actual returns or credits related to prior periods	(94)
Sales reserve as of March 31, 2019	$78

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") as of January 1, 2019 and applied it on a modified retrospective basis approach and elected to not adjust periods prior to January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the carry forward of the historical lease classification. This new standard requires companies to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption increased assets, net of incentive, by $4.8 million and liabilities by $6.5 million on our consolidated balance sheets and did not have a significant impact on our consolidated statement of operations and statements of cash flows. These leases primarily relate to office buildings and office equipment. See Note 8, Leases for more information.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the "TCJA") that was passed in December of 2017 from accumulated other comprehensive income (AOCI) directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA.  The standard became effective for the Company on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the TCJA are recognized.  The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. The overall financial impact of adopting this standard is unknown at this time.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,152	$803
Finished goods	12,096	12,542
Inventory reserves for obsolescence	(400)	(524)
Total	$12,848	$12,821

NOTE 3: INCOME TAXES

For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 33.2% and 53.7%, respectively. For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2019 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rate for the three months ended March 31, 2018 generated a tax benefit due to loss before income tax. Items increasing the effective tax rate were due primarily to a mix of earnings across jurisdictions and the associated valuation allowance recorded on foreign losses in certain jurisdictions and the impact of global intangible low-tax income ("GILTI") as a result of TCJA.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (as defined below).

In determining the potential dilutive effect of outstanding stock options for each of the three months ended March 31, 2019, and 2018, the Company used the quarterly average common stock close price of $18.97 and $14.68 per share, respectively. For the three months ended March 31, 2019, approximately 0.1 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan (the "2017 Plan"), which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (the "2008 Plan"), as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 250,000 shares of our common stock that may be issued under the 2017 Plan, consisting of 181,674 newly reserved shares and 68,326 shares that remained available for issuance under the 2008 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2019, the Company had a total of 42,434 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

The 2017 Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and performance stock units to our employees, board members, and consultants. However, only employees of the Company and its corporate subsidiaries are eligible to receive incentive stock options. The exercise price per share for all stock options will be no less than the market value of a share of common stock on the date of grant. Any incentive stock option granted to an employee owning more than 10% of our common stock will have an exercise price of no less than 110% of our common stock’s market value on the grant date.

The majority of stock options vest over two or three years, and generally are granted with a term of ten years, or five years in the case of an incentive option granted to an employee who owns more than 10% of our common stock.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2019 and 2018, the Company granted no stock options. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2019	2018
Total gross compensation expense	$108	$36
Total tax benefit associated with compensation expense	6	7
Total net compensation expense	$102	$29

As of March 31, 2019, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2019	Year ending December 31,
		2020	2021	2022
Total gross unrecognized compensation expense	$203	$125	$—	$—
Tax benefit associated with unrecognized compensation expense	8	7	—	—
Total net unrecognized compensation expense	$195	$118	$—	$—

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On May 18, 2018, the Company commenced a modified Dutch auction cash tender offer to purchase up to $16.0 million of its outstanding common stock, par value $0.0001 per share, at a per share price not greater than $21.00 nor less than $18.50, to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 15, 2018. As a result of the tender offer, the Company accepted for purchase a total of 316,659 shares of its common stock that were properly tendered and not properly withdrawn at the price of $21.00 per share, for an aggregate purchase price of $6.6 million, which was funded from cash on hand.

During the three months ended March 31, 2019, the Company purchased 498 additional shares of its common stock outstanding.

As of March 31, 2019, the Company had 2,395,219 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2018	$4,042	$295	$4,337
Current-period change (1)	(441)	—	(441)
Balance as of March 31, 2019	$3,601	$295	$3,896
(1)No material amounts reclassified from accumulated other comprehensive income.

Dividends

On March 12, 2019, the Board declared a dividend of $0.125 per share that was paid on March 29, 2019 to shareholders of record on March 22, 2019, for an aggregate amount of $300 thousand.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LITIGATION

Administrative Proceeding

Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. The Company anticipates a final decision on the appeal during the second half of 2019. This matter remains open.

Insured Litigation - Product Liability

Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China
On March 29, 2019, the Company was informed by one of its independent distributors, Beili Guan, of a potential lawsuit in China. The Company has not been served but confirmed the above-captioned lawsuit with the court. Ruiguo Ma (the “Plaintiff”) is alleging that his child suffered tooth decay after consuming Mannatech’s MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. The Company tendered this matter to its insurance carrier.
It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Litigation in General

The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, Mannatech adopted ASC Topic 842, Leases, ("ASC Topic 842") using the modified retrospective approach, which was applied to historical leases that were still effective as of January 1, 2019. Results for reporting periods beginning January 1, 2019, are presented in accordance with ASC Topic 842, while prior period amounts are reported in accordance with historical accounting treatment under ASC Topic 840, Leases, ("ASC Topic 840"). In accordance with the adoption of ASC Topic 842, the Company now records a net operating lease right-of-use ("ROU") asset and operating lease liability on the Consolidated Balance Sheets for all operating leases with a contract term in excess of 12 months or a net present value more than corporate capitalization thresholds. Prior to the adoption of ASC Topic 842, these same leases were treated as operating leases under ASC Topic 840 and therefore were not recorded on the December 31, 2018 Consolidated Balance Sheets. There was no impact to retained earnings and no significant impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows as a result of adopting ASC Topic 842.

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space and other office equipment from third-party lessors. ROU assets represent Mannatech’s right to use an underlying asset for the lease term, and lease liabilities represent Mannatech’s obligation to make future lease payments arising from the lease. Operating lease ROU assets and liabilities are recorded at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Mannatech accounts for lease components, such as office space, separately from the non-lease components, such as maintenance service fees, based on estimated costs from the vendor. Mannatech uses the implicit interest rate when readily determinable. However, most of Mannatech's lease agreements do not provide an implicit interest rate. As such, Mannatech uses its incremental borrowing rate based on the information available at commencement date of the contract in determining the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for Mannatech's risk. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of Mannatech's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that Mannatech will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Mannatech determines if an arrangement is a lease at inception of the contract and records the resulting operating lease asset on the Consolidated Balance Sheets as a component of "Prepaid expenses and other current assets", for the current portion, or "Other assets", for the long-term portion with offsetting liabilities recorded as a component of "Accrued expenses" and "Other long-term liabilities". Mannatech recognizes a lease in the financial statements when the arrangement either explicitly or implicitly involves property, plant, or equipment ("PP&E"), the contract terms are dependent on the use of the PP&E, and Mannatech has the ability or right to operate the PP&E or to direct others to operate the PP&E and receive greater than 10% of the economic benefits of the assets. As of March 31, 2019, Mannatech has eight financing leases. Lease costs represent the straight-line lease expense of ROU assets and short-term leases.

As of March 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Other assets	4,812
Finance lease assets	Property and equipment, net	$136
Total leased assets		$4,948

Liabilities
Current
Operating	Accrued expenses	$1,836
Finance	Current portion of capital leases	81
Long-Term
Operating	Other long-term liabilities	4,618
Finance	Capital leases, excluding current portion	73
Total leased liabilities		$6,608

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2019
Operating lease cost	Other operating cost	$755
Finance lease cost
Amortization of leased assets	Depreciation and amortization	23
Interest on lease liabilities	Interest expense	2
Total lease cost		$780

For the three months ended March 31, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$755
Financing cash flows from finance leases	12

As of March 31, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	March 31, 2019
Maturity of lease liabilities	Operating Leases	Financing Lease
Remaining 2019	$1,759	$68
2020	1,348	49
2021	803	38
2022	641	13
2023	586	—
Thereafter	2,737	—
Total minimum lease payments	$7,874	$168
Imputed interest	(1,156)	(14)
Present value of minimum lease payments	$6,718	$154

Lease term and discount rates related to the Company's leases are as follows:

Three Months Ended March 31, 2019 (1)
Operating leases
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	4.7%

Financing leases
Weighted-average remaining lease term (years)	2.3
Weighted-average discount rate	6.9%
(1) Prior periods are not presented as prior period amounts have not been adjusted under the modified retrospective method for the new lease recognition rule.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2019.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2019 and December 31, 2018.

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$1,311	$—	$—	$1,311
Interest bearing deposits – various banks	8,869	—	—	8,869
Total assets	$10,180	$—	$—	$10,180
Amounts included in:
Cash and cash equivalents	$2,648	$—	$—	$2,648
Restricted cash	740	—	—	740
Long-term restricted cash	6,792	—	—	6,792
Total	$10,180	$—	$—	$10,180

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$11,391	$—	$—	$11,391
Total assets	$11,391	$—	$—	$11,391
Amounts included in:
Cash and cash equivalents	$4,633	$—	$—	$4,633
Restricted cash	741	—	—	741
Long-term restricted cash	6,017	—	—	6,017
Total	$11,391	$—	$—	$11,391

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-five countries. Each of the business units sells similar packs (with the exception of the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Sweden and the United Kingdom, where packs have been replaced with associate fees, see Note 1, Organization and Summary of Significant Accounting Policies) and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by pack sales and associate fees and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2019		2018
Americas	$11.9	31.3%	$13.7	33.1%
Asia/Pacific	22.8	60.0%	24.2	58.4%
EMEA	3.3	8.7%	3.5	8.5%
Totals	$38.0	100.0%	$41.4	100.0%

	Three Months Ended March 31,
	2019	2018
Consolidated product sales	$37.2	$40.7
Consolidated pack sales and associate fees	0.6	0.5
Consolidated other	0.2	0.2
Consolidated total net sales	$38.0	$41.4

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2019 and December 31, 2018, reside in the following regions, as follows (in millions):

Region	March 31, 2019	December 31, 2018
Americas	$5.4	$5.5
Asia/Pacific	1.1	1.3
EMEA	0.1	—
Total	$6.6	$6.8

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2019	December 31, 2018
Americas	$5.0	$4.5
Asia/Pacific	6.4	6.3
EMEA	1.4	2.0
Total	$12.8	$12.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2019 as compared to the same period in 2018, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 203,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.4 million, or 8.2%, to $38.0 million, during the three months ended March 31, 2019, as compared to the same period in 2018. For the three months ended March 31, 2019, our net sales declined 4.8% on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange caused a $1.4 million decrease in GAAP net sales as compared to the same period in 2018. For the three months ended March 31, 2019 and 2018, our operations outside of the Americas accounted for approximately 68.7% and 66.9%, respectively, of our consolidated net sales.

The net sales comparisons for the three months ended March 31, 2019 were primarily affected by the average value of product orders.

•
For the three months ended March 31, 2019, the average product order value decreased 8.1%, to $181, as compared to $197 for the same period in 2018. The number of product orders decreased by 2.2% to 216,154 for the three months ended March 31, 2019, as compared to 220,936 during the same period in 2018.

•
The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers increased 17.4% during the first quarter of 2019 to 24,348, as compared to 20,738 during the same period in 2018. The average value of packs and associate fees decreased to $23 for the first quarter of 2019, as compared to $24 for the same period in 2018.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $2.0 million for the three months ended March 31, 2019 compared to the same period in 2018. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	2019		2018		Change from 2019 to 2018
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$37,973	100.0%	$41,383	100.0%	$(3,410)	(8.2)%
Cost of sales	7,427	19.6%	8,249	19.9%	(822)	(10.0)%
Gross profit	30,546	80.4%	33,134	80.1%	(2,588)	(7.8)%

Operating expenses:
Commissions and incentives	15,199	40.0%	16,985	41.0%	(1,786)	(10.5)%
Selling and administrative expenses	7,576	20.0%	7,980	19.3%	(404)	(5.1)%
Depreciation and amortization expense	528	1.4%	511	1.2%	17	3.3%
Other operating costs	6,123	16.1%	8,546	20.7%	(2,423)	(28.4)%
Total operating expenses	29,426	77.5%	34,022	82.2%	(4,596)	(13.5)%
Income from operations	1,120	2.9%	(888)	(2.1)%	2,008	(226.1)%
Interest income	(95)	(0.3)%	29	0.1%	(124)	427.6%
Other income (expense), net	4	—%	288	0.7%	(284)	(98.6)%
Income before income taxes	1,029	2.7%	(571)	(1.4)%	1,600	(280.2)%
Provision for income taxes	(341)	(0.9)%	307	0.7%	(648)	(211.1)%
Net income (loss)	$688	1.8%	$(264)	(0.6)%	$952	(360.6)%

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

Three-month period ended (in millions, except percentages)	March 31, 2019		March 31, 2018	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$38.0	$39.4	$41.4	$(2.0)	(4.8)%
Product	37.2	38.6	40.7	(2.1)	(5.2)%
Pack sales and associate fees	0.6	0.6	0.5	0.1	20.0%
Other	0.2	0.2	0.2	—	—%
Gross profit	30.5	31.7	33.1	(1.4)	(4.2)%
Income from operations	1.1	1.4	(0.9)	2.3	(255.6)%

Net Sales

Consolidated net sales for the three months ended March 31, 2019 decreased by $3.4 million, or 8.2%, to $38.0 million as compared to $41.4 million for the same period in 2018.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Americas	$11.9	31.3%	$13.7	33.1%
Asia/Pacific	22.8	60.0%	24.2	58.4%
EMEA	3.3	8.7%	3.5	8.5%
Total	$38.0	100.0%	$41.4	100.0%

For the three months ended March 31, 2019, net sales in the Americas decreased by $1.8 million, or 13.1%, to $11.9 million, as compared to $13.7 million for the same period in 2018. This decrease was primarily due to a 9.0% decline in revenue per active independent associate and preferred customer as well as a 4.2% decrease in the number of active independent associates and preferred customers.

For the three months ended March 31, 2019, our operations outside of the Americas accounted for approximately 68.7% of our consolidated net sales, whereas in the same period in 2018, our operations outside of the Americas accounted for approximately 66.9% of our consolidated net sales.

For the three months ended March 31, 2019, Asia/Pacific net sales decreased by $1.4 million, or 5.8%, to $22.8 million, as compared to $24.2 million for the same period in 2018. This decrease was primarily due to a 9.7% decline in the number of active independent associates and preferred customers and partially offset by a 2.0% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.9 million for the three months ended March 31, 2019, as compared to the same period in 2018. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Japanese Yen, Chinese Yuan (Renminbi), Taiwanese Dollar, New Zealand Dollar, Singapore Dollar, and Hong Kong Dollar.

For the three months ended March 31, 2019, EMEA net sales decreased by $0.2 million, or 5.7%, to $3.3 million, as compared to $3.5 million for the same period in 2018. This decrease was primarily due to a 13.8% decline in revenue per active independent associate and preferred customer, which was partially offset by an 8.7% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three-month period ending March 31, 2019 as compared to the same period in 2018.  The currency impact is primarily due to the weakening of the South Africa Rand, the British Pound, and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	Dollar	Percentage
Consolidated product sales	$37.2	$40.7	$(3.5)	(8.6)%
Consolidated pack sales and associate fees	0.6	0.5	0.1	20.0%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$38.0	$41.4	$(3.4)	(8.2)%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices. We also sell our products to preferred customers in various markets at discounted published retail prices.

Product sales for the three months ended March 31, 2019 decreased by $3.5 million, or 8.6%, as compared to the same period in 2018. The decrease in product sales was primarily due to a decrease in the average order value and number of orders. The average order value for the three months ended March 31, 2019 was $181, as compared to $197 for the same period in 2018. The number of orders processed during the three months ended March 31, 2019 decreased by 2.2%, as compared to the same period in 2018.

Pack Sales and Associate Fees

The Company collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the three months ended March 31, (in millions, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	Dollar	Percentage
New	$0.2	$0.2	$—	—%
Continuing	0.4	0.3	0.1	33.3%
Total	$0.6	$0.5	$0.1	20.0%

Total pack sales and associate fees for the three months ended March 31, 2019 increased by $0.1 million, or 20.0%, to $0.6 million, as compared to $0.5 million for the same period in 2018. Average pack and associate fee value for the three months ended March 31, 2019 was $23, as compared to $24 for the same period in 2018. The total number of packs and associate fees sold increased by 3,610, or 17.4%, to 24,348 for the three months ended March 31, 2019, as compared to the same period in 2018.

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

During 2018 and continuing into 2019, we took the following actions to recruit and retain associates and preferred customers:

•	registered our most popular products with the appropriate regulatory agencies in all countries of operations;

•	rolled out new products;

•	continued an aggressive marketing and educational campaign;

•	continued to strengthen compliance initiatives;

•	concentrated on publishing results of research studies and clinical trials related to our products;

•	initiated additional incentives;

•	continued to explore new advertising and educational tools to broaden name recognition; and

•	implemented changes to our global associate career and compensation plan.

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2019 and 2018 were as follows:

	2019		2018
New	88,000	43.3%	91,000	43.3%
Continuing	115,000	56.7%	119,000	56.7%
Total	203,000	100.0%	210,000	100.0%

Recruitment of new independent associates and preferred customers increased 12.0% in the first quarter of 2019, as compared to the first quarter of 2018. The number of new independent associate and preferred customer positions held by individuals in our network for the first quarter of 2019 was approximately 20,363, as compared to 18,180 for the same period in 2018.

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

For the three months ended March 31, 2019 and 2018, other sales were $0.2 million, due to freight and shipping being included in product revenue as a result of adopting ASC 606.

Gross Profit

For the three months ended March 31, 2019, gross profit decreased by $2.6 million, or 7.8%, to $30.5 million, as compared to $33.1 million for the same period in 2018. For the three months ended March 31, 2019, gross profit as a percentage of net sales increased to 80.4%, as compared to 80.1% for the same period in 2018 due to improved product costs.

Commissions and Incentives

Commission expenses for the three months ended March 31, 2019 decreased by 8.0%, or $1.3 million, to $14.9 million, as compared to $16.2 million for the same period in 2018. For the three months ended March 31, 2019, commissions as a percentage of net sales increased to 39.3% from 39.2% for the same period in 2018.

Incentive costs for the three months ended March 31, 2019 decreased by 64.0%, or $0.5 million, to $0.3 million, as compared to $0.8 million for the same period in 2018. For the three months ended March 31, 2019, incentives as a percentage of net sales decreased to 0.7% from 1.9% for the same period in 2018.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2019, selling and administrative expenses decreased by $0.4 million, or 5.1%, to $7.6 million, as compared to $8.0 million for the same period in 2018. The decrease in selling and administrative expenses consisted of a $0.7 million decrease in marketing costs, which was partially offset by a $0.3 million increase in payroll costs and a $0.1 million decrease in distribution and warehouse costs, offset by $0.1 million increase in stock-based compensation expense. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2019 increased to 20.0% from 19.3% for the same period in 2018.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2019, other operating costs decreased by $2.4 million, or 28.4%, to $6.1 million, as compared to $8.5 million for the same period in 2018. For the three months ended March 31, 2019, other operating costs as a percentage of net sales decreased to 16.1% from 20.7% for the same period in 2018. The decrease in operating costs was primarily due to a $0.8 million decrease in travel and entertainment costs, a $1.3 million decrease in office expenses due to the corporate office relocating during 2018, and a $0.2 million decrease in legal and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for the three months ended March 31, 2019 and 2018.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $4,000 for the three months ended March 31, 2019 and other income was $288,000 for the three months ended March 31, 2018.

Income Tax Benefit (Provision)

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2019	2018
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China	25.0%	25.0%
Colombia	33.0%	34.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	30.2%	34.8%
Mexico	30.0%	30.0%
Norway	23.0%	24.0%
Republic of Korea	22.0%	25.0%
Russia(1)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland	9.2%	16.2%
Taiwan	20.0%	17.0%
Ukraine(2)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States	23.8%	24.0%
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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate was 33.2% and 53.7%, respectively. The effective tax rate for the three months ended March 31, 2019 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions, and the associated valuation allowance recorded on foreign losses in certain jurisdictions.

The effective tax rate for the three months ended March 31, 2018 generated a tax benefit due to loss before income tax. Items increasing the effective tax rate were add-backs from foreign loss positions in certain jurisdictions and the impact of GILTI as a result of TCJA.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2019, our cash and cash equivalents decreased by 10.3%, or $2.3 million, to $19.6 million from $21.8 million as of December 31, 2018. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of March 31, 2019 and December 31, 2018. The long-term portion of restricted cash balances were $8.0 million and $7.2 million at March 31, 2019 and 2018, respectively. Finally, fluctuations in currency rates produced a decrease of $0.4 million and an increase of $0.3 million in cash and cash equivalents for the three months ended March 31, 2019 and 2018, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2019 and December 31, 2018, our working capital was $7.2 million and $8.8 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2019	2018
Operating activities	$(0.1)	$1.0
Investing activities	$(0.4)	$(0.3)
Financing activities	$(0.6)	$(0.7)

Operating Activities

Cash used in operating activities was $0.1 million for the three months ended March 31, 2019, compared to cash provided by operating activities of $1.0 million for the same period in 2018. The cash used cash in Accounts payable and Incentive payable increased due to the timing of invoicing. During the three months ended March 31, 2018, sources of cash included income tax receivable, commissions and incentives payable, and taxes payable. During the three months ended March 31, 2018, uses of cash primarily included deferred income taxes, prepaid expenses and other current assets, and accounts payable.

Investing Activities

For the three months ended March 31, 2019 and 2018, we invested cash of $0.4 million and $0.3 million, respectively. During the three months ended March 31, 2019, we invested approximately $0.3 million in back-office software projects and approximately $0.1 million in leasehold improvements. During the three months ended March 31, 2018, we invested approximately$0.3 million in back-office software projects and acquired an additional $1.3 million in leasehold improvements for the new corporate offices through financing arrangements.

Financing Activities

For the three months ended March 31, 2019 and 2018, our financing activities used cash of $0.6 million and $0.7 million, respectively. For the three months ended March 31, 2019, we used $0.2 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders. For the three months ended March 31, 2018, we used $0.4 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2019, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2019	2020	2021	2022	2023	2024	Thereafter	Less: Interest		Total
Finance lease obligations	$68	$49	$38	$13	$—	$—	$—	$14		$154
Purchase obligations (1)(2)	3,875	5,100	—	—	—	—	—			8,975
Operating lease obligations (3)	1,759	1,348	803	641	586	598	2,139	1,156	(6)	6,718
Note payable and other financing arrangements	834	627	370	—	—	—	—			1,831
Employment agreements	440	—	—	—	—	—	—			440
Royalty agreement	44	59	7	—	—	—	—			110
Tax liability (4)	—	—	—	—	—	—	181			181
Other obligations (5)	327	86	27	25	59	—	631			1,155
Total commitments and obligations	$7,347	$7,269	$1,245	$679	$645	$598	$2,951	$1,170		$19,564

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $11.6 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of March 31, 2019.
(3)Represents the minimum future payments, including imputed interest, for operating leases under the scope of ASC Topic 842. Of the total present value of lease liabilities, $1.5 million was recorded in "Accrued expenses" and $4.6 million was recorded in "Other long-term liabilities". The remaining $0.6 million reflects minimum lease payments for leases less than 12 months in length or whose present value is less than corporate capitalization thresholds.
(4)Represents the tax liability associated with uncertain tax positions, see Note 3, Income Taxes, to our Consolidated Financial Statements.
(5)Other obligations are composed of pension obligations related to the Company's international operations (approximately $0.8 million) and lease restoration obligations (approximately $0.4 million).
(6) Calculated using the estimated or stated interest rate for each lease.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2019.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2019, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2019
Office furniture and equipment	5 to 7 years	$0.7 million
Computer hardware and software	3 to 5 years	3.1 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.9 million
Total		$5.8 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2019 and the year ended December 31, 2018.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2019, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the TCJA from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on our Consolidated Financial Statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong,

Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three months ended March 31, 2019.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three months ended March 31, 2019, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At March 31, 2019 and December 31, 2018, deferred revenue was $5.4 million and $5.3 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at March 31, 2019 and December 31, 2018 was $3.4 million and $4.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.4 million and $2.4 million at March 31, 2019 and December 31, 2018, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(1,585)
Loyalty points used	(2,329)
Loyalty points vested	1,906
Loyalty points unvested	1,185
Loyalty deferred revenue as of March 31, 2019	$3,408

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2019, we had 42,434 shares available for grant in the future. During the three months ended March 31, 2019, the Company granted no stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted ASU 2016-02, Leases (Topic 842) ("ASU 2016-02") as of January 1, 2019 and applied it on a modified retrospective basis approach and elected to not adjust periods prior to January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the carry forward of the historical lease classification. This new standard requires companies to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption increased assets and liabilities by $6.1 million on our consolidated balance sheets and did not have a significant impact on our consolidated statement of operations and statements of cash flows. These leases primarily relate to office buildings and office equipment.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2016-13 will be effective for us as of January 1, 2020. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

In February 2018, the FASB issued ASU 2018-02, which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the TCJA from accumulated other comprehensive income ("AOCI") directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA. The standard became effective for us on January 1, 2019, and may be reflected retroactively to any period in which the impacts of the TCJA are recognized. The standard permits early adoption for any financial statements that have not been released as of the date of the revised standard. We have not yet determined the overall financial impact of adopting this standard.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2019 were as follows:

	Three months ended March 31, 2019			As of March 31, 2019
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.69730	0.72704	0.71257	0.70981
Canada (Canadian Dollar)	0.73332	0.76364	0.75211	0.74923
China (Renminbi)	0.14542	0.14961	0.14819	0.14901
Colombia (Peso)	0.00031	0.00032	0.00032	0.00031
Czech Republic (Koruna)	0.04350	0.04504	0.04427	0.04352
Denmark (Kroner)	0.15030	0.15446	0.15222	0.15030
Hong Kong (Hong Kong Dollar)	0.12739	0.12770	0.12746	0.12740
Japan (Yen)	0.00894	0.00930	0.00908	0.00902
Mexico (Peso)	0.05090	0.05312	0.05208	0.05150
New Zealand (New Zealand Dollar)	0.66564	0.69141	0.68156	0.68089
Norway (Krone)	0.11397	0.11881	0.11662	0.11599
Republic of Korea (Won)	0.00088	0.00090	0.00089	0.00088
Singapore (Singapore Dollar)	0.73253	0.74303	0.73815	0.73768
South Africa (Rand)	0.06836	0.07520	0.07144	0.06912
Sweden (Krona)	0.10580	0.11329	0.10918	0.10761
Switzerland (Franc)	0.99079	1.02267	1.00371	1.00493
Taiwan (New Taiwan Dollar)	0.03235	0.03272	0.03245	0.03242
United Kingdom (British Pound)	1.25861	1.32997	1.30219	1.30423
Various countries (1) (Euro)	1.12189	1.15307	1.13604	1.12190
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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Litigation of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
January 1, 2019 - January 31, 2019	—	$—	—	$18,902
February 1, 2019 - February 28, 2019	—	$—	—	$18,902
March 1, 2019 - March 31, 2019	498	$18.00	498	$18,893
Total	498		498

(a)We have an ongoing authorization, originally approved by our Board on August 28, 2006, and subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization) in shares of our common stock to be repurchased in the open market.
(b)Remaining value of the original $20.0 million approved by our Board on August 28, 2006.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

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

MANNATECH, INCORPORATED

Dated: May 6, 2019	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 6, 2019	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)