Form 10-Q
period 2019-09-30
MANNATECH INC
filed 2019-11-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2019
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
Yes ☐ No ☒

As of October 31, 2019, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,385,787.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2019 (unaudited)	December 31, 2018
Cash and cash equivalents	$25,753	$21,845
Restricted cash	1,452	1,514
Accounts receivable, net of allowance of $623 and $770 in 2019 and 2018, respectively	176	106
Income tax receivable	119	291
Inventories, net	12,162	12,821
Prepaid expenses and other current assets	1,937	3,361
Deferred commissions	2,356	2,449
Total current assets	43,955	42,387
Property and equipment, net	5,563	5,860
Construction in progress	830	904
Long-term restricted cash	5,096	7,225
Other assets	10,433	3,894
Long-term deferred tax assets, net	929	1,928
Total assets	$66,806	$62,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$99	$75
Accounts payable	4,675	6,724
Accrued expenses	10,193	5,995
Commissions and incentives payable	10,335	12,189
Taxes payable	3,099	2,655
Current notes payable	715	702
Deferred revenue	5,702	5,274
Total current liabilities	34,818	33,614
Finance leases, excluding current portion	201	72
Long-term deferred tax liabilities	3	3
Long-term notes payable	495	883
Other long-term liabilities	6,644	2,302
Total liabilities	42,161	36,874

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,385,787 shares outstanding as of September 30, 2019 and 2,742,857 shares issued and 2,381,149 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	34,061	33,939
Accumulated deficit	(2,499)	(2,782)
Accumulated other comprehensive income	2,944	4,337
Treasury stock, at average cost, 357,070 shares as of September 30, 2019 and 361,708 shares as of December 31, 2018	(9,861)	(10,170)
Total shareholders’ equity	24,645	25,324
Total liabilities and shareholders’ equity	$66,806	$62,198
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$39,656	$43,014	$118,340	$129,534
Cost of sales	7,711	9,037	23,253	25,426
Gross profit	31,945	33,977	95,087	104,108

Operating expenses:
Commissions and incentives	16,696	18,054	48,190	54,361
Selling and administrative expenses	8,951	8,111	24,908	25,706
Depreciation and amortization expense	519	475	1,564	1,521
Other operating costs	5,214	5,667	16,721	22,086
Total operating expenses	31,380	32,307	91,383	103,674

Income from operations	565	1,670	3,704	434
Interest income (expense), net	(12)	50	(83)	212
Other income (expense), net	(430)	(83)	554	681
Income before income taxes	123	1,637	4,175	1,327

Income tax provision	(1,613)	(3,300)	(2,991)	(3,637)
Net income (loss)	$(1,490)	$(1,663)	$1,184	$(2,310)

Earnings (loss) per common share:
Basic	$(0.62)	$(0.69)	$0.50	$(0.89)
Diluted	$(0.62)	$(0.69)	$0.47	$(0.89)

Weighted-average common shares outstanding:
Basic	2,391	2,396	2,393	2,595
Diluted	2,391	2,396	2,450	2,595

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,490)	$(1,663)	$1,184	$(2,310)
Foreign currency translations	(763)	(65)	(1,393)	(1,757)
Comprehensive loss	$(2,253)	$(1,728)	$(209)	$(4,067)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2019	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net income	—	—	688	—	—	688
Payment of cash dividends	—	—	(303)	—	—	(303)
Charge related to stock-based compensation	—	107	—	—	—	107
Issuance of unrestricted shares	—	(141)	—	—	421	280
Repurchase of common stock	—	—	—	—	(9)	(9)
Foreign currency translations	—	—	—	(441)	—	(441)
Balance at March 31, 2019	$—	$33,905	$(2,397)	$3,896	$(9,758)	$25,646

Net income	—	—	1,987	—	—	1,987
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	160	—	—	—	160
Stock option exercises	—	(39)	—	—	38	(1)
Repurchase of common stock	—	—	—	—	(58)	(58)
Foreign currency translations	—	—	—	(189)	—	(189)
Balance at June 30, 2019	$—	$34,026	$(710)	$3,707	$(9,778)	$27,245

Net loss	—	—	(1,490)	—	—	(1,490)
Payment of cash dividends	—	—	(299)	—	—	(299)
Charge related to stock-based compensation	—	106	—	—	—	106
Issuance of unrestricted shares	—	(71)	—	—	71	—
Stock option exercises	—		—	—		—
Repurchase of common stock	—	—	—	—	(154)	(154)
Foreign currency translations	—	—	—	(763)	—	(763)
Balance at September 30, 2019	$—	$34,061	$(2,499)	$2,944	$(9,861)	$24,645

	Common stock Par value	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2018	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(264)	—	—	(264)
Payment of cash dividends	—	—	(340)	—	—	(340)
Charge related to stock-based compensation	—	36	—	—	—	36
Issuance of unrestricted shares	—	(1,748)	—	—	1,993	245
Foreign currency translations	—	—	—	334		334
Balance at March 31, 2018	$—	$33,216	$3,586	$6,318	$(2,868)	$40,252

Net loss	—	—	(384)	—	—	(384)
Payment of cash dividends	—	—	(340)	—	—	(340)
Charge related to stock-based compensation	—	590	—	—	—	590
Repurchase of common stock	—	—	—	—	(6,830)	(6,830)
Foreign currency translations	—	—	—	(2,026)	—	(2,026)
Balance at June 30, 2018	$—	$33,806	$2,862	$4,292	$(9,698)	$31,262

Net loss	—	—	(1,663)	—	—	(1,663)
Payment of cash dividends	—	—	(1,202)	—	—	(1,202)
Charge related to stock-based compensation	—	139	—	—	—	139
Issuance of unrestricted shares	—	(73)	—	—	72	(1)
Stock option exercises	—	(13)	—	—	28	15
Repurchase of common stock	—	—	—	—	(613)	(613)
Foreign currency translations	—	—	—	(65)	—	(65)
Balance at September 30, 2018	$—	$33,859	$(3)	$4,227	$(10,211)	$27,872

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,184	$(2,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,564	1,521
Non-cash operating lease expense	1,219	—
Provision for inventory losses	857	495
Provision for doubtful accounts	(32)	410
Loss on disposal of assets	62	—
Charge related to stock-based compensation	653	1,009
Deferred income taxes	999	(261)
Changes in operating assets and liabilities:
Accounts receivable	(38)	(261)
Income tax receivable	172	907
Inventories	(199)	(3,821)
Prepaid expenses and other current assets	1,976	17
Deferred commissions	93	756
Other assets	850	50
Accounts payable	(2,049)	394
Accrued expenses and other liabilities	(177)	1,020
Taxes payable	444	1,521
Commissions and incentives payable	(1,854)	1,832
Deferred revenue	428	(1,601)
Net cash provided by operating activities	6,152	1,678
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(998)	(1,895)
Proceeds from sale of assets	—	62
Net cash used in investing activities	(998)	(1,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	15
Repurchase of common stock	(221)	(7,443)
Payment of cash dividends	(902)	(1,883)
Repayment of finance leases and other financing obligations	(968)	(1,115)
Net cash used in financing activities	(2,091)	(10,426)
Effect of currency exchange rate changes on cash and cash equivalents	(1,346)	(1,720)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,717	(12,301)
Cash, cash equivalents, and restricted cash at the beginning of the period	30,584	46,761
Cash, cash equivalents, and restricted cash at the end of the period	$32,301	$34,460
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,089	$381
Interest paid on finance leases and other financing obligations	$93	$38
Assets acquired through financing arrangements under ASC 840	$—	$2,281
Assets acquired through other financing arrangements	$25	$—
Operating lease right-of-use assets recorded upon adoption of ASC 842	$4,730	$—
Finance lease right-of-use assets recorded upon adoption of ASC 842	$76	$—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$2,916	$—
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	$236	$—
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). As of November 1, 2019, operations in Colombia were suspended.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2019 and December 31, 2018, credit card receivables were $1.7 million and $1.6 million, respectively. As of September 30, 2019 and December 31, 2018, cash and cash equivalents held in bank accounts in foreign countries totaled $22.9 million and $19.9 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $18.1 million and $14.4 million at September 30, 2019 and December 31, 2018, respectively. In addition, for the three and nine months ended September 30, 2019 and 2018, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea.  An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2019 and December 31, 2018, our total restricted cash was $6.5 million and $8.7 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents at beginning of period	$21,845	$37,682
Current restricted cash at beginning of period	1,514	1,514
Long-term restricted cash at beginning of period	7,225	7,565
Cash, cash equivalents, and restricted cash at beginning of period	$30,584	$46,761

Cash and cash equivalents at end of period	$25,753	$21,845
Current restricted cash at end of period	1,452	1,514
Long-term restricted cash at end of period	5,096	7,225
Cash, cash equivalents, and restricted cash at end of period	$32,301	$30,584

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2019 and December 31, 2018, receivables consisted primarily of amounts due from preferred customers and associates. As of September 30, 2019 and December 31, 2018, the Company's accounts receivable balance (net of allowance) was $0.2 million and $0.1 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of September 30, 2019 and December 31, 2018, the Company held an allowance for doubtful accounts of $0.6 million and $0.8 million, respectively.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of September 30, 2019 and December 31, 2018, other assets were $10.4 million and $3.9 million, respectively. These amounts primarily consisted of deposits for building leases in various locations of $2.2 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively. Additionally, included in the September 30, 2019 and December 31, 2018 balances were $1.5 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Also included in each of the September 30, 2019 and December 31, 2018 balances was $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark. The September 30, 2019 balance also includes $6.4 million of operating lease right-of-use assets. See Note 8, Leases for more information.

Accrued Expenses

As of September 30, 2019 and December 31, 2018, accrued expenses were $10.2 million and $6.0 million, respectively. These amounts primarily consisted of $3.1 million and $1.2 million representing employee benefits, which included accrued wages, bonus and severance as of September 30, 2019 and December 31, 2018, respectively. Also included in the September 30, 2019 and December 31, 2018 balances were non-inventory accrued liabilities of $2.7 million and $3.5 million, respectively. Also included in the September 30, 2019 and December 31, 2018 balances were $0.8 million and $0.6 million for accrued auditing and accounting fees, respectively. At September 30, 2019 and December 31, 2018 other accrued expenses were $1.7 million and $0.7 million, respectively. Additionally, included in the September 30, 2019 balance was $1.9 million for the current portion of Right-of-Use liabilities.

Notes Payable

Notes payable were $1.2 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At each of September 30, 2019 and December 31, 2018, the current portion was $0.7 million.

Other Long-Term Liabilities

Other long-term liabilities were $6.6 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively.  At December 31, 2018, we recorded $1.3 million of lease incentive obligation for leasehold improvements at our corporate headquarters. As of September 30, 2019 and December 31, 2018, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company's 2018 Annual Report). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of September 30, 2019 and December 31, 2018, accrued restoration costs related to these leases amounted to $0.4 million. At September 30, 2019 and December 31, 2018, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million and $0.4 million, respectively (see Note 9, Employee Benefit Plans, of the Company’s 2018 Annual Report). The September 30, 2019 balance also includes $5.8 million of long-term operating lease right-of-use obligations. See Note 8, Leases for more information.

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when control of the product transfers to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held.
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million for the year ended December 31, 2018. Of this balance, $1.2 million was amortized to commissions expense for the nine months ended September 30, 2019. At September 30, 2019, deferred commissions were $2.4 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2018, the Company’s deferred revenue was $5.3 million. Of this balance, $3.2 million was recognized as revenue for the nine months ended September 30, 2019. At September 30, 2019, the Company’s deferred revenue was $5.7 million.

Mannatech’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at September 30, 2019 and December 31, 2018 was $3.6 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(3,487)
Loyalty points used	(6,720)
Loyalty points vested	8,441
Loyalty points unvested	1,114
Loyalty deferred revenue as of September 30, 2019	$3,579

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2019 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	1,198
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,125)
Actual returns or credits related to prior periods	(104)
Sales reserve as of December 31, 2018	$76

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	780
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(710)
Actual returns or credits related to prior periods	(103)
Sales reserve as of September 30, 2019	$74

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$2,402	$803
Finished goods	10,620	12,542
Inventory reserves for obsolescence	(860)	(524)
Total	$12,162	$12,821

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 1,311.4% and 71.6%, respectively. For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 167.8% and 298.5%, respectively.

The effective tax rates for the three and nine months ended September 30, 2019 were different from the federal statutory rate due primarily to the mix of earnings across jurisdictions, valuation allowance recorded on losses in certain jurisdictions and the one-time impact of the shift in the procurement supply chain from Switzerland to the United States effective July 1, 2019, which required a valuation allowance on Switzerland's deferred tax asset.

The effective tax rates for the three and nine months ended September 30, 2018 were different from the federal statutory rate due to the mix of earnings across jurisdictions, valuation allowance recorded on foreign losses in certain jurisdictions and the impact of global intangible low-tax income ("GILTI") as a result of the TCJA.

NOTE 4: EARNINGS (LOSS) PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (as defined below).

In determining the potential dilution effect of outstanding stock options for the three months ended September 30, 2019, the Company used the quarter's average common stock close price of $16.16 per share. For the three months ended September 30, 2019, approximately 0.3 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. The Company reported a net loss for the three months ended September 30, 2019.

In determining the potential dilution effect of outstanding stock options during the nine months ended September 30, 2019, the Company used the nine-month ended average common stock close price of $17.50 per share.

In determining the potential dilutive effect of outstanding stock options during the three and nine months ended September 30, 2018, the Company used the quarterly and nine-month ended average common stock close price of $19.91 and $18.06 per share, respectively. For the three and nine months ended September 30, 2018, approximately 0.1 million and 0.4 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive. The Company reported a net loss for both of the three and nine months ended September 30, 2018.

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its March 2019 meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (the "2008 Plan"), as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2019, the Company had a total of 156,767 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the nine months ended September 30, 2019 and 2018, the Company granted 15,000 and 184,667 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was approximately $6.88 and $7.29 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total gross compensation expense	$106	$138	$374	$765
Total tax benefit associated with compensation expense	4	7	20	43
Total net compensation expense	$102	$131	$354	$722

As of September 30, 2019, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2019	Year ending December 31,
		2020	2021	2022
Total gross unrecognized compensation expense	$87	$136	$16	$—
Tax benefit associated with unrecognized compensation expense	4	11	4	—
Total net unrecognized compensation expense	$83	$125	$12	$—

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

During the three months ended September 30, 2019 and 2018, the Company purchased 9,560 and 24,868 additional shares of its common stock outstanding, respectively. During the nine months ended September 30, 2019 and 2018, the Company purchased 14,097 and 341,527 additional shares of its common stock outstanding, respectively.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2018	$4,042	$295	$4,337
Current-period change (1)	(1,393)	—	(1,393)
Balance as of September 30, 2019	$2,649	$295	$2,944
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

On August 15, 2019, the Board declared a dividend of $0.125 per share that was paid on September 24, 2019 to shareholders of record on September 10, 2019, for an aggregate amount of $0.3 million.

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

Hong Wang v. Meitai Daily Necessities & Health Products Co. Ltd. and Beili Guan, Case No. 2019-Ao-0491-Civil-986, Hengqin New District, Zhuhai, China

On May 16, 2019, the Company’s Guangzhou office received service of process of the above-captioned matter. Hong Wang (the “Plaintiff”) is a customer in China. Plaintiff alleges that Company products, Manapol and Truplenish sold through Meitaichina.com, are in violation of the China Food Safety Law and deceive consumers. Plaintiff provides in the evidence that China Food Safety Law requires food or supplements containing “aloe vera gel” to have warnings stating that the product is not recommended for pregnant women or children under the age of three. Plaintiff is seeking damages of approximately $8,000. The Company has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The parties attended the hearing and presented their arguments on July 25, 2019. The Company has subsequently added warning labels for its products that contain aloe vera. On August 14, 2019, the parties entered into a settlement agreement in an amount equal to $5,381.25 USD. The Company considers this matter closed.

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

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space and other office equipment from third-party lessors. If a contract conveys the right to control the use of identified PP&E (an identified asset) for a period of time in exchange for consideration, the Company considers the contract to be a lease, or to contain a lease, in accordance with ASC Topic 842. ROU assets represent Mannatech’s right to use an underlying asset for the lease term, and lease liabilities represent Mannatech’s obligation to make future lease payments arising from the lease. Operating lease liabilities and financing lease liabilities are recorded at the present value of lease payments over the lease term at the commencement date. The related ROU assets are recorded on the same date at the amount of the initial liability, adjusted for incentives received, prepayments made to the lessor, and any initial direct costs incurred, as applicable. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term, in accordance with ASC 842-20-25-2. The Company accounts for lease components, such as office space, separately from the non-lease components, such as maintenance service fees, based on estimated costs from the vendor. Mannatech uses the implicit interest rate when readily determinable; however, most of Mannatech's lease agreements do not provide an implicit interest rate. As such, Mannatech uses its incremental borrowing rate based on the information available at the commencement date of the contract, or as of January 1, 2019 in the case of existing leases at adoption of ASC 606, to determine the present value of future lease payments. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for Mannatech's risk. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of Mannatech's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that Mannatech will exercise that option. None of Mannatech’s current leases contain guarantees of residual value. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease costs represent the straight-line lease expense of ROU assets and short-term leases. Mannatech determines if an arrangement is a lease at inception of the contract. Resulting operating lease assets are recorded on the Consolidated Balance Sheets as a component of "Other assets" with offsetting liabilities recorded as a component of "Accrued expenses" and "Other long-term liabilities". Finance lease assets are recorded on the Consolidated Balance Sheets as a component of “Property and equipment, net” with related liabilities recorded as “Current portion of finance leases” or as “Finance leases, excluding current portion”. As of September 30, 2019, Mannatech has six financing leases, all of which pertain to certain equipment used in the business. In general, Mannatech’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas, as well as office space in other locations around the globe in which the Company does business.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Other assets	$6,410
Finance lease assets	Property and equipment, net	383
Total leased assets		$6,793

Liabilities
Current
Operating	Accrued expenses	$1,929
Finance	Current portion of finance leases	99
Long-Term
Operating	Other long-term liabilities	5,759
Finance	Finance leases, excluding current portion	201
Total leased liabilities		$7,988

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Other operating cost	$564	$1,574
Finance lease cost
Amortization of leased assets	Depreciation and amortization	22	76
Interest on lease liabilities	Interest expense	6	18
Total lease cost		$592	$1,668

For the nine months ended September 30, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$592	$2,012
Financing cash flows from finance leases	25	186

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	September 30, 2019
Maturity of lease liabilities	Operating Leases	Financing Lease
Remaining 2019	$641	$38
2020	2,002	99
2021	1,648	89
2022	1,177	63
2023	605	36
Thereafter	2,752	10
Total minimum lease payments	$8,825	$335
Imputed interest	(1,137)	(35)
Present value of minimum lease payments	$7,688	$300

Lease term and discount rates related to the Company's leases are as follows:

September 30, 2019
Operating leases
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	4.1%

Financing leases
Weighted-average remaining lease term (years)	3.5
Weighted-average discount rate	5.8%

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2019.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2019 and December 31, 2018.

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$405	$—	$—	$405
Interest bearing deposits – various banks	$10,596	$—	$—	$10,596
Total assets	$11,001	$—	$—	$11,001
Amounts included in:
Cash and cash equivalents	$5,851	$—	$—	$5,851
Restricted cash	679	—	—	679
Long-term restricted cash	4,471	—	—	4,471
Total	$11,001	$—	$—	$11,001

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$11,391	$—	$—	$11,391
Total assets	$11,391	$—	$—	$11,391
Amounts included in:
Cash and cash equivalents	$4,633	$—	$—	$4,633
Restricted cash	741	—	—	741
Long-term restricted cash	6,017	—	—	6,017
Total	$11,391	$—	$—	$11,391

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2019		2018		2019		2018
Americas	$11.8	29.7%	$13.3	30.9%	$36.1	30.5%	$44.3	34.2%
Asia/Pacific	24.3	61.2%	26.6	61.9%	71.9	60.8%	75.2	58.1%
EMEA	3.6	9.1%	3.1	7.2%	10.3	8.7%	10.0	7.7%
Totals	$39.7	100.0%	$43.0	100.0%	$118.3	100.0%	$129.5	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated product sales	$38.7	$42.3	$115.8	$127.1
Consolidated pack sales and associate fees	0.7	0.6	1.8	1.7
Consolidated other	0.3	0.1	0.7	0.7
Consolidated total net sales	$39.7	$43.0	$118.3	$129.5

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2019 and December 31, 2018, reside in the following regions, as follows (in millions):

Region	September 30, 2019	December 31, 2018
Americas	$5.0	$5.5
Asia/Pacific	1.1	1.3
EMEA	—	—
Total	$6.1	$6.8

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2019	December 31, 2018
Americas	$5.3	$4.5
Asia/Pacific	5.5	6.3
EMEA	1.4	2.0
Total	$12.2	$12.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2019 as compared to the same periods in 2018, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 176,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.4 million, or 7.8%, to $39.7 million, during the three months ended September 30, 2019, as compared to the same period in 2018. Net sales for the nine months ended September 30, 2019 decreased by $11.2 million, or 8.6%, to $118.3 million, as compared to the same period in 2018. For the three and nine months ended September 30, 2019, our net sales declined 4.9% and 5.2%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange during the three and nine months ended September 30, 2019, caused a $1.2 million and $4.5 million decrease, respectively, in GAAP net sales, as compared to the same period in 2018. For the three and nine months ended September 30, 2019, our operations outside of the Americas accounted for approximately 70.3% and 69.5%, respectively, of our consolidated net sales.

The net sales comparisons for the three and nine months ended September 30, 2019 and September 30, 2018 were affected by the number and average value of product orders and, in the case of the nine months ended September 30, 2019 and September 30, 2018, management's decision to conduct Mannafest, an annual associate recognition and training event, as a regional event in 2019 instead of an international event, as it was in 2018.

•
For the three months ended September 30, 2019, the number of product orders decreased 5.8%, to 211,626, as compared to 224,998 for the same period in 2018. Additionally, the average product order value decreased 2.0%, to $190, as compared to $194 for the same period in 2018.

•
For the nine months ended September 30, 2019, the average product order value decreased 5.5%, to $188, as compared to $199 for the same period in 2018. Additionally, the number of product orders decreased 4.0%, to 642,277, as compared to 668,709 during the same period in 2018. During the second quarter of 2019, management's decision to conduct Mannafest, an annual associate recognition and training event, as a regional event in 2019 instead of an international event, as it was in 2018, decreased revenue by $3.1 million, or 76%, to $1.0 million during the nine months ended September 30, 2019, as compared to the same period in 2018.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $2.1 million and $6.7 million, respectively, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	2019		2018		Change from 2019 to 2018
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$39,656	100.0%	$43,014	100.0%	$(3,358)	(7.8)%
Cost of sales	7,711	19.4%	9,037	21.0%	(1,326)	(14.7)%
Gross profit	31,945	80.6%	33,977	79.0%	(2,032)	(6.0)%

Operating expenses:
Commissions and incentives	16,696	42.1%	18,054	42.0%	(1,358)	(7.5)%
Selling and administrative expenses	8,951	22.6%	8,111	18.9%	840	10.4%
Depreciation and amortization expense	519	1.3%	475	1.1%	44	9.3%
Other operating costs	5,214	13.1%	5,667	13.2%	(453)	(8.0)%
Total operating expenses	31,380	79.1%	32,307	75.1%	(927)	(2.9)%
Income from operations	565	1.4%	1,670	3.9%	(1,105)	(66.2)%
Interest income (expense)	(12)	—%	50	0.1%	(62)	124.0%
Other expense, net	(430)	(1.1)%	(83)	(0.2)%	(347)	418.1%
Income before income taxes	123	0.3%	1,637	3.8%	(1,514)	(92.5)%
Provision for income taxes	(1,613)	(4.1)%	(3,300)	(7.7)%	1,687	(51.1)%
Net loss	$(1,490)	(3.8)%	$(1,663)	(3.9)%	$173	(10.4)%

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	2019		2018		Change from 2019 to 2018
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$118,340	100.0%	$129,534	100.0%	$(11,194)	(8.6)%
Cost of sales	23,253	19.6%	25,426	19.6%	(2,173)	(8.5)%
Gross profit	95,087	80.4%	104,108	80.4%	(9,021)	(8.7)%

Operating expenses:
Commissions and incentives	48,190	40.7%	54,361	42.0%	(6,171)	(11.4)%
Selling and administrative expenses	24,908	21.0%	25,706	19.8%	(798)	(3.1)%
Depreciation and amortization expense	1,564	1.3%	1,521	1.2%	43	2.8%
Other operating costs	16,721	14.1%	22,086	17.1%	(5,365)	(24.3)%
Total operating expenses	91,383	77.2%	103,674	80.0%	(12,291)	(11.9)%
Income from operations	3,704	3.1%	434	0.3%	3,270	753.5%
Interest income (expense)	(83)	(0.1)%	212	0.2%	(295)	(139.2)%
Other income, net	554	0.5%	681	0.5%	(127)	(18.6)%
Income before income taxes	4,175	3.5%	1,327	1.0%	2,848	214.6%
Provision for income taxes	(2,991)	(2.5)%	(3,637)	(2.8)%	646	(17.8)%
Net income (loss)	$1,184	1.0%	$(2,310)	(1.8)%	$3,494	(151.3)%

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

Three-month period ended (in millions, except percentages)	September 30, 2019		September 30, 2018	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$39.7	$40.9	$43.0	$(2.1)	(4.9)%
Product	38.7	39.9	42.3	(2.4)	(5.7)%
Pack sales and associate fees	0.7	0.7	0.6	0.1	16.7%
Other	0.3	0.3	0.1	0.2	—%
Gross profit	31.9	33.0	34.0	(1.0)	(2.9)%
Income from operations	0.6	0.9	1.7	(0.8)	(47.1)%

Nine-month period ended (in millions, except percentages)	September 30, 2019		September 30, 2018	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$118.3	$122.8	$129.5	$(6.7)	(5.2)%
Product	115.8	120.2	127.1	(6.9)	(5.4)%
Pack sales and associate fees	1.8	1.9	1.7	0.2	11.8%
Other	0.7	0.7	0.7	—	—%
Gross profit	95.1	98.7	104.1	(5.4)	(5.2)%
Income from operations	3.7	4.8	0.4	4.4	1,100.0%

Net Sales

Consolidated net sales for the three months ended September 30, 2019 decreased by $3.4 million, or 7.8%, to $39.7 million as compared to $43.0 million for the same period in 2018. Consolidated net sales for the nine months ended September 30, 2019 decreased by $11.2 million, or 8.6%, to $118.3 million, as compared to $129.5 million for the same period in 2018.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
Americas	$11.8	29.7%	$13.3	30.9%
Asia/Pacific	24.3	61.2%	26.6	61.9%
EMEA	3.6	9.1%	3.1	7.2%
Total	$39.7	100.0%	$43.0	100.0%

Consolidated net sales by region for the nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Americas	$36.1	30.5%	$44.3	34.2%
Asia/Pacific	71.9	60.8%	75.2	58.1%
EMEA	10.3	8.7%	10.0	7.7%
Total	$118.3	100.0%	$129.5	100.0%

For the three months ended September 30, 2019, net sales in the Americas decreased by $1.5 million, or 11.3%, to $11.8 million, as compared to $13.3 million for the same period in 2018. This decrease was primarily due to a 24.8% decrease in the number of active independent associates and preferred customers partially offset by an 18.0% increase in revenue per active independent associate and preferred customer.

For the nine months ended September 30, 2019, net sales in the Americas decreased by $8.2 million, or 18.5%, to $36.1 million, as compared to $44.3 million for the same period in 2018. This decrease was primarily due to a $3.1 million decline in Mannafest sales resulting from management's decision to conduct Mannafest as a regional instead of an international event. For the nine months ended September 30, 2019, there was a 14.7% decrease in the number of active independent associates and preferred customers, which was partially offset by an 8.4% increase in revenue per active independent associate and preferred customer.

For the three months ended September 30, 2019, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales, whereas in the same period in 2018, our operations outside of the Americas accounted for approximately 69.1% of our consolidated net sales.

For the nine months ended September 30, 2019, our operations outside of the Americas accounted for approximately 69.5% of our consolidated net sales, whereas in the same period in 2018, our operations outside of the Americas accounted for approximately 65.8% of our consolidated net sales.

For the three months ended September 30, 2019, Asia/Pacific net sales decreased by $2.3 million, or 8.6%, to $24.3 million, as compared to $26.6 million for the same period in 2018. This decrease was primarily due to a 2.6% decrease in revenue per active independent associate and preferred customer and a 6.2% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $1.0 million for the three months ended September 30, 2019, as compared to the same period in 2018. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), Taiwanese Dollar, New Zealand Dollar, Singapore Dollar, and partially offset by the strengthening of the Japanese Yen and Hong Kong Dollar.

For the nine months ended September 30, 2019, Asia/Pacific net sales decreased by $3.3 million, or 4.4%, to $71.9 million, as compared to $75.2 million for the same period in 2018. This decrease was primarily due to a 10.3% decrease in the number of active independent associates and preferred customers, which was partially offset by a 1.9% increase in revenue per active independent associate and preferred customer. During the nine months ended September 30, 2019, foreign currency exchange had the effect of decreasing revenue by $3.4 million, as compared to the same period in 2018. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), Taiwanese Dollar, Singapore Dollar, New Zealand Dollar, and partially offset by the strengthening of the Japanese Yen and the Hong Kong Dollar.

For the three months ended September 30, 2019, EMEA net sales increased by $0.5 million, or 16.1%, to $3.6 million, as compared to $3.1 million for the same period in 2018. This increase was primarily due to a 23.0% increase in revenue per active independent associate and preferred customer, which was partially offset by a 5.6% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.2 million for the three-month period ending September 30, 2019 as compared to the same period in 2018.  The currency impact is primarily due to the weakening of the South Africa Rand, the British Pound, and the Euro.

For the nine months ended September 30, 2019, EMEA net sales increased by $0.3 million, or 3.0%, to $10.3 million, as compared to $10.0 million for the same period in 2018. This increase was primarily due to a 9.1% increase in revenue per active independent associate and preferred customer, which was partially offset by a 1.9% decrease in the number of active independent associates and preferred customers. During the nine months ended September 30, 2019, foreign currency exchange had the effect of decreasing revenue by $1.1 million, as compared to the same period in 2018. The currency impact is primarily due to the weakening of the South African Rand, the Euro and the British Pound.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	Dollar	Percentage
Consolidated product sales	$38.7	$42.3	$(3.6)	(8.5)%
Consolidated pack sales and associate fees	0.7	0.6	0.1	16.7%
Consolidated other	0.3	0.1	0.2	—%
Total consolidated net sales	$39.7	$43.0	$(3.3)	(7.7)%

	Nine Months Ended September 30,		Change
	2019	2018	Dollar	Percentage
Consolidated product sales	$115.8	$127.1	$(11.3)	(8.9)%
Consolidated pack sales and associate fees	1.8	1.7	0.1	5.9%
Consolidated other	0.7	0.7	—	—%
Total consolidated net sales	$118.3	$129.5	$(11.2)	(8.6)%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices. We also sell our products to preferred customers in various markets at discounted published retail prices.

Product sales for the three months ended September 30, 2019 decreased by $3.6 million, or 8.5%, as compared to the same period in 2018. The decrease in product sales was primarily due to a decrease in the average order value and number of orders. The average order value for the three months ended September 30, 2019 was $190, as compared to $194 for the same period in 2018. The number of orders processed during the three months ended September 30, 2019 decreased by 5.9%, as compared to the same period in 2018.

Product sales for the nine months ended September 30, 2019 decreased by $11.3 million, or 8.9%, as compared to the same period in 2018. The decrease in product sales was primarily due to the decrease in the average order value and number of orders. The average order value for the nine months ended September 30, 2019 was $188, as compared to $199 for the same period in 2018. The number of orders processed during the nine months ended September 30, 2019 decreased by 4.0%, as compared to the same period in 2018.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	0.6	0.5	0.1	20.0%
Total	$0.7	$0.6	$0.1	16.7%

	Nine Months Ended September 30,		Change
	2019	2018	Dollar	Percentage
New	$0.4	$0.5	$(0.1)	(20.0)%
Continuing	1.4	1.2	0.2	16.7%
Total	$1.8	$1.7	$0.1	5.9%

Total pack sales and associate fees for the three months ended September 30, 2019 increased by $0.1 million, or 16.7% to $0.7 million, as compared to $0.6 million for the same period in 2018. Average pack and associate fee value for the three months ended September 30, 2019 was $25, as compared to $22 for the same period in 2018. The total number of packs and associate fees sold decreased by 2,991, or 10.4%, to 25,763 for the three months ended September 30, 2019, as compared to the same period in 2018.

Total pack sales and associate fees for the nine months ended September 30, 2019 increased by $0.1 million, or 5.9%, to $1.8 million, as compared to $1.7 million for the same period in 2018. Average pack and associate fee value for the nine months ended September 30, 2019 remained constant at $24, as compared to the same period in 2018. The total number of packs and associate fees sold increased by 1,440, or 2.0%, to 74,711 for the nine months ended September 30, 2019, as compared to the same period in 2018.

Pack sales and associate fees correlate to new associate positions held by individuals in our network when a starter pack or associate fee is purchased and to continuing associate positions held by individuals in our network when an upgrade pack or renewal associate fee is purchased. However, there is no direct correlation between product sales and the number of new and continuing associate positions and preferred customer positions held by individuals in our network because associates and preferred customers utilize products at different volumes.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2019 and 2018 were as follows:

	2019		2018
New	83,000	47.2%	86,000	42.6%
Continuing	93,000	52.8%	116,000	57.4%
Total	176,000	100.0%	202,000	100.0%

Recruitment of new independent associates and preferred customers decreased 13.5% in the third quarter of 2019, as compared to the third quarter of 2018. The number of new independent associate and preferred customer positions held by individuals in our network for the third quarter of 2019 was approximately 22,321, as compared to 25,802 for the same period in 2018.

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

For the three months ended September 30, 2019 and 2018, other sales were $0.3 million and $0.1 million, respectively.

For the nine months ended September 30, 2019 and 2018, other sales were $0.7 million.

Gross Profit

For the three months ended September 30, 2019, gross profit decreased by $2.0 million, or 6.0%, to $31.9 million, as compared to $34.0 million for the same period in 2018. For the three months ended September 30, 2019, gross profit as a percentage of net sales increased to 80.6%, as compared to 79.0% for the same period in 2018 due to decreased freight costs partially offset by increased inventory write-offs.

For the nine months ended September 30, 2019, gross profit decreased by $9.0 million, or 8.7% to $95.1 million, as compared to $104.1 million for the same period in 2018. For the nine months ended September 30, 2019, gross profit as a percentage of net sales remained constant at 80.4%, as compared to the same period in 2018.

Commissions and Incentives

Commission expenses for the three months ended September 30, 2019 decreased by 5.3%, or $0.9 million, to $15.9 million, as compared to $16.8 million for the same period in 2018. This decrease includes a one-time adjustment of $0.2 million to release the liability for vouchers no longer eligible for payout. For the three months ended September 30, 2019, commissions as a percentage of net sales increased to 40.2% from 39.1% for the same period in 2018.

Commission expenses for the nine months ended September 30, 2019 decreased by 10.8%, or $5.5 million, to $45.9 million, as compared to $51.5 million for the same period in 2018. This decrease includes a one-time adjustment of $1.5 million to release the liability for vouchers no longer eligible for payout. For the nine months ended September 30, 2019, commissions as a percentage of net sales decreased to 38.8% from 39.7% for the same period in 2018.

Incentive costs for the three months ended September 30, 2019 decreased by 38.1%, or $0.5 million, to $0.8 million, as compared to $1.2 million for the same period in 2018. This decrease is related to incentives in Asia/Pacific. For the three months ended September 30, 2019, incentives as a percentage of net sales decreased to 1.9% from 2.8% for the same period in 2018.

Incentive costs for the nine months ended September 30, 2019 decreased by 21.9%, or $0.6 million, to $2.3 million, as compared to $2.9 million for the same period in 2018. This decrease is related to incentives in the Americas and Asia/Pacific. For the nine months ended September 30, 2019 and 2018, incentives as a percentage of net sales were 1.9% and 2.2%, respectively.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2019, selling and administrative expenses increased by $0.8 million, or 10.4%, to $9.0 million, as compared to $8.1 million for the same period in 2018. The increase in selling and administrative expenses consisted of a $0.8 million increase in payroll costs due to severance costs and a $0.2 million increase in marketing costs, which was partially offset by a $0.1 million decrease in distribution and warehouse costs and contract labor costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2019 increased to 22.6% from 18.9% for the same period in 2018.

For the nine months ended September 30, 2019, selling and administrative expenses decreased by $0.8 million, or 3.1%, to $24.9 million, as compared to $25.7 million for the same period in 2018. The decrease in selling and administrative expenses consisted of a $1.1 million decrease in marketing costs associated with management's decision to conduct Mannafest as a regional event instead of an international event, a $0.4 million decrease in stock-based compensation expense and a $0.5 million decrease in distribution and warehouse costs, which was partially offset by a $1.3 million increase in payroll costs related to an increase in bonus accruals and severance costs. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2019 and 2018 were 21.0% and 19.8%, respectively.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended September 30, 2019, other operating costs decreased by $0.5 million, or 8.0%, to $5.2 million, as compared to $5.7 million for the same period in 2018. For the three months ended September 30, 2019, other operating costs as a percentage of net sales decreased to 13.1% from 13.2% for the same period in 2018. The decrease in operating costs was primarily due to a $0.6 million decrease in legal and consulting fees and a $0.4 million decrease in other operating expenses, which was partially offset by a $0.7 million increase in travel and entertainment costs.

For the nine months ended September 30, 2019, other operating costs decreased by $5.4 million, or 24.3%, to $16.7 million, as compared to $22.1 million for the same period in 2018. For the nine months ended September 30, 2019, other operating costs as a percentage of net sales decreased to 14.1% from 17.1% for the same period in 2018. The decrease in operating costs was primarily due to a $2.1 million decrease in office expenses due to the corporate office relocation during 2018, a $1.2 million dollar decrease in travel and entertainment costs associated with management's decision to conduct Mannafest as a regional event instead of an international event and a $1.1 million decrease in legal and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ended September 30, 2019 and 2018.

Depreciation and amortization expense was $1.6 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Other Income (Expense), Net

Primarily due to foreign exchange gains and losses, other expense was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively.

Other income was $0.6 million for the nine months ended September 30, 2019. Other income included a $1.1 million VAT refund, which was offset by foreign exchange gains and losses. Other income was $0.7 million for the nine months ended September 30, 2018, which was due to foreign exchange gains and losses.

Income Tax Benefit (Provision)

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for both the three and nine months ended September 30, 2018 and 2019:

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 1,311.4% and 71.6%, respectively. For the three and nine months ended September 30, 2018, the Company's effective tax rate was 167.8% and 298.5%, respectively. For the three and nine months ended September 30, 2019 and 2018, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rates for the three and nine months ended September 30, 2019 were different from the federal statutory rate due primarily to the mix of earnings across jurisdictions, valuation allowance recorded on losses in certain jurisdictions and the one-time impact of the shift in the procurement supply chain from Switzerland to the United States effective July 1, 2019, which required a valuation allowance on Switzerland's deferred tax asset.

The effective tax rates for the three and nine months ended September 30, 2018 were different from the federal statutory rate due to a mix of earnings across jurisdictions, valuation allowance recorded on foreign losses in certain jurisdictions and the impact of global intangible low-tax income (“GILTI”) as a result of the Tax Cuts and Jobs Act (“TCJA”).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2019, our cash and cash equivalents increased by 17.9%, or $3.9 million, to $25.8 million from $21.8 million as of December 31, 2018. The Company is required to restrict cash for direct selling insurance premiums and credit card sales in the Republic of Korea. The current portion of restricted cash balances were $1.5 million at each of September 30, 2019 and December 31, 2018. The long-term portion of restricted cash balances were $5.1 million and $7.2 million at September 30, 2019 and December 31, 2018, respectively. Finally, fluctuations in currency rates produced a decrease of $1.3 million and a decrease of $1.7 million in cash and cash equivalents for the nine months ended September 30, 2019 and 2018, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2019 and December 31, 2018, our working capital was $9.1 million and $8.8 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended September 30 (in millions):

Provided by/(Used in):	2019	2018
Operating activities	$6.2	$1.7
Investing activities	$(1.0)	$(1.8)
Financing activities	$(2.1)	$(10.4)

Operating Activities

Cash provided by operating activities was $6.2 million for the nine months ended September 30, 2019, compared to cash provided by operating activities of $1.7 million for the same period in 2018. During the nine months ended September 30, 2019, the source of cash was income from operations.

Investing Activities

For the nine months ended September 30, 2019 and 2018, we invested cash of $1.0 million and $1.8 million, respectively. During the nine months ended September 30, 2019, we invested approximately $0.5 million in back-office software projects and approximately $0.2 million in leasehold improvements. During the nine months ended September 30, 2018, we invested approximately $0.4 million in back-office software projects, approximately $0.3 million in leasehold improvements and $0.3 million in furniture and equipment.

Financing Activities

For the nine months ended September 30, 2019 and 2018, our financing activities used cash of $2.1 million and $10.4 million, respectively. For the nine months ended September 30, 2019, we used $1.0 million in the repayment of financing and lease obligations and $0.9 million in payments of dividends to shareholders. For the nine months ended September 30, 2018, we used $7.4 million in the repurchase of our company stock, $1.1 million in the repayment of financing and lease obligations and $1.9 million in payments of dividends to shareholders.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2019, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2019	2020	2021	2022	2023	2024	Thereafter	Total
Finance lease obligations	$38	$99	$89	$63	$36	$—	$10	$335
Purchase obligations (1)(2)	1,288	5,100	—	—	—	—	—	6,388
Operating lease obligations (3)	685	2,194	1,589	1,146	606	613	2,139	8,972
Note payable and other financing arrangements	293	778	370	—	—	—	—	1,441
Employment agreements	110	330	—	—	—	—	—	440
Royalty agreement	15	59	7	—	—	—	—	81
Tax liability (4)	—	—	—	—	—	—	187	187
Other obligations (5)	319	88	28	26	60	—	680	1,201
Total commitments and obligations	$2,748	$8,648	$2,083	$1,235	$702	$613	$3,016	$19,045

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $8.1 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of September 30, 2019.
(3)Represents the minimum future payments, including imputed interest, for operating leases within the scope of ASC Topic 842 and other lease commitments outside the scope of ASC Topic 842. Of the total present value of lease liabilities, $2.2 million was recorded in "Accrued expenses" and $5.2 million was recorded in "Other long-term liabilities".
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2019.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2019, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2019
Office furniture and equipment	5 to 7 years	$0.6 million
Computer hardware and software	3 to 5 years	2.8 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.8 million
Total		$5.3 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of September 30, 2019, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products, sales of starter packs, associate fees and shipping fees. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. Corporate-sponsored event revenue is recognized when the event is held.

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and nine months ended September 30, 2019.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-

building tool. Each of these service elements is provided over time to the customer. For the three and nine months ended September 30, 2019, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At September 30, 2019 and December 31, 2018, deferred revenue was $5.7 million and $5.3 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2019 and December 31, 2018 was $3.6 million and $4.2 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.4 million and $2.4 million at September 30, 2019 and December 31, 2018, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(3,487)
Loyalty points used	(6,720)
Loyalty points vested	8,441
Loyalty points unvested	1,114
Loyalty deferred revenue as of September 30, 2019	$3,579

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2019, we had 156,767 shares available for grant in the future. During the three months ended September 30, 2019, the Company granted no stock options.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the TCJA from accumulated other comprehensive income into retained earnings. ASU 2018-02 became effective for fiscal years beginning after December 15, 2018. Adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2019 were as follows:

	Nine months ended September 30, 2019			As of September 30, 2019
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.67215	0.72704	0.69958	0.67712
Canada (Canadian Dollar)	0.73332	1.34930	0.81730	0.75541
China (Renminbi)	0.13932	0.14961	0.14582	0.14042
Colombia (Peso)	0.00029	0.00032	0.00031	0.00029
Czech Republic (Koruna)	0.04231	0.04504	0.04376	0.04238
Denmark (Kroner)	0.14643	0.15446	0.15060	0.14661
Hong Kong (Hong Kong Dollar)	0.12739	0.12843	0.12759	0.12756
Japan (Yen)	0.00893	0.00950	0.00917	0.00927
Mexico (Peso)	0.04965	0.05337	0.05198	0.05082
New Zealand (New Zealand Dollar)	0.62619	0.69141	0.66451	0.62977
Norway (Krone)	0.10962	0.11881	0.11511	0.11039
Republic of Korea (Won)	0.00082	0.00090	0.00086	0.00083
Singapore (Singapore Dollar)	0.71837	0.74303	0.73311	0.72430
South Africa (Rand)	0.06502	0.07520	0.06977	0.06626
Sweden (Krona)	0.10154	0.11329	0.10651	0.10223
Switzerland (Franc)	0.97986	1.02969	1.00549	1.00965
Taiwan (New Taiwan Dollar)	0.03161	0.03272	0.03223	0.03222
United Kingdom (British Pound)	1.20348	1.32997	1.27370	1.22958
Various countries (1) (Euro)	1.09323	1.15307	1.12402	1.09455
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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2019, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$18,824
August 1, 2019 - August 31, 2019	5,998	$15.80	5,998	$18,729
September 1, 2019 - September 30, 2019	3,562	$16.32	3,562	$18,670
Total	9,560		9,560

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

MANNATECH, INCORPORATED

Dated: November 8, 2019	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2019	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)