Form 10-K
period 2019-12-31
MANNATECH INC
filed 2020-03-26
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

At June 28, 2019, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $27,066,412 based on the closing sale price of $16.99, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2020 was 2,389,206 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2020 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

•
the political, social, and economic climate of the countries in which we operate, including as a result of the spread of the novel strain of coronavirus ("COVID-19") first identified in Wuhan, Hubei Province, China.

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

We primarily sell our products through network marketing via our associates ("independent associate" or "associates") and directly to our "preferred customers," which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2019, we had approximately 169,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor will it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai's website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.

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

Products. Scientists have discovered that a healthy body consists of many sophisticated components working in harmony to achieve optimal health and wellness and requires cellular communication to function at an optimal level. Scientists also discovered that there are more than 200 monosaccharides that form naturally. Specific monosaccharides are considered vital components for cellular communication in the human body.  Furthermore, scientists discovered that these monosaccharides attach themselves to certain proteins, which then form a molecule called glycoprotein or glycans. Harper’s Biochemistry, a leading and nationally recognized biochemistry reference, has recognized that these molecules are found in human glycoproteins, and are believed to be essential in helping to promote and provide effective cell-to-cell communication in the human body.

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

•
In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement that supports the body’s natural recovery processes associated with physical activity in our BounceBack® capsules. We also introduced a proprietary version of whey protein peptide technology that assists targeted fat loss when combined with exercise and a healthy diet in our OsoLean® powder.

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

•	In 2014, we launched GlycoBOOM™ Advanced Immune Support Supplement (now known as MannaBoom®), packed with nutrients that are designed to support the body’s natural defenses.

•	In 2015, Mannatech introduced a new brain supplement, Cognitate®, featuring a proprietary blend of natural ingredients to aid memory, recall and cognition.

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

•
In 2018, Mannatech launched a unique fitness drink, Empact+®, combining fueling, hydration and recovery in one product. Mannatech also introduced significant enhancements to its signature Ambrotose® product with the launch of Ambrotose Life® , with more than double the Manapol® of its Advanced Ambrotose® formula along with healthy additions of modified citrus pectin, and stabilized rice bran. Ambrotose Life® is available in a bulk canister (unflavored), along with flavored single serving sachets.

•
In 2019, Mannatech’s key product launches were: Eye Health, TruPlenish Chocolate and Vanilla sachets, New Catalyst, Women’s Health, reformulated TruShape, Liver Support, Hangover Support and Sleep Support products into various markets.

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

Targeted Health, which is designed to give bodies an extra edge with products designed to target specific areas and provide additional nutrients that help support body system health.

Weight and Fitness, which offers products designed to curb appetite and burn fat, build lean muscle tissue, and support recovery from overexertion.

Skin Care, which offers several products formulated with more than 30 botanical ingredients that are designed to give the skin a more natural, youthful appearance by moisturizing, hydrating and reducing the appearance of fine lines and wrinkles.

Essentials, which is a sub-category of Targeted Health, offers a variety of dietary supplements that are formulated with a simpler ingredient profile, at a price point that is intended to be a value-add for Preferred Customers and Associates.

Home Living, a category of products designed to make homes a peaceful haven that supplement wellness.

The following table summarizes our global product offerings, by category:

Product Category	Representative Products
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, GinMAX®, Manapol® Powder, MannaBears™, Nutriverus™, Optimal Support Packets, PhytoMatrix® and PLUS™, GlycoCafè®, Glycentials®, MannaTea™, and TruCoffee®

Targeted Health
BounceBack®, CardioBALANCE®, GI Pro Balance® Slimstick, GI-Zyme®, GlycoCafe®, ImmunoSTART®, Manna-C ™, MannaBOOM® Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3, and PhytAloe®, Mannatech Men's PRIME 7™, Mannatech Women's PREMIER 7™, I-Start, MannaAloe™ with AloePrime, and Tru-C®

Weight and Fitness	OsoLean®, SPORT™, TruHealth Fat Loss System, including: TruPLENISH™, TruPURE®, TruSHAPE™, Tru-C™, EMPACT+™, Mannashake, and TruCoffee™
Skin Care	Emprizone ®, FIRM with Ambrotose ®, Uth® Facial Cleanser, Uth® Skin Rejuvenation Crème, Uth® Moisturizer, FreshDen®, Organt® Luminovation™, and MannaDent
Essentials	Catalyst™ Multivitamin, Eye Support, Sleep Support, Liver Support
Home	Serenity Home Diffuser, Essential Oils: Eucalyptus, Fractionated Coconut and Aloe, Frankincense, Lavender, Lemon, No. 1 Protective Blend, Orange, Peppermint, and Sweet Almond and Aloe

A significant portion of our revenue is derived from our Ambrotose Life®, Advanced Ambrotose®, TruHealth™, Manapol® Powder, and GI-Pro products. Revenue from these products were as follows for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	2019		2018
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$34,975	22.2%	$18,824	10.9%
Advanced Ambrotose®	22,390	14.2%	44,054	25.4%
TruHealth™	16,193	10.3%	17,537	10.1%
Manapol® Powder	8,793	5.6%	8,636	5.0%
GI-Pro Balance	6,559	4.2%	7,187	4.2%
Total	$88,910	56.5%	$96,238	55.6%

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. Direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2018, approximately 118 million global direct sellers collectively generated annual retail sales of $192.9 billion.

Operating Strengths

1.
High-Quality, Innovative, Proprietary Products. We base our product concept on the scientific belief that certain glyconutrients, also known as monosaccharides, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. We focus on producing products that are from natural sources with limited synthetic or chemically derived additives. We formulate our products with predominately naturally-occurring, plant-derived, carbohydrate-based, safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness.

We believe that our proprietary blends and formulas distinguish us as a leader in the global nutritional supplements industry. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

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

Mannatech’s team of experienced researchers and scientists continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, this team works in collaboration with other research firms, universities, institutions, and scientists. Our products have been the focus of numerous pre-clinical and clinical studies.

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

Research and development efforts include new product development, enhancement of existing products, clinical studies and trials, FDA compliance, safety monitoring/adverse event reporting and science and substantiation of products.

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

We require our dietary supplements to be packaged with seals to help minimize the risk of tampering. We also perform select stability studies under both controlled ambient and accelerated temperature storage conditions to ensure label claims throughout the shelf life of our products. To further ensure product quality, our third-party manufacturers are predominately certified as NSF facilities according to the NSF/ANSI 173 Dietary Supplement Standard, which is the only American national standard for dietary supplements. This certification is designed to ensure that Good Manufacturing Practices are used in the manufacturing facility. All of Mannatech's dietary supplements have been confirmed to be gluten-free.

4.
Global Scientific Advisory Board. A charter for an advisory board has been established and the board is filled by a combination of independent scientists and doctors from multiple disciplines, along with one member of Mannatech staff. Certain member(s) of the Global Scientific Advisory Board ("GSAB") review each new and reformulated product as needed to ensure ingredients and products are up to Mannatech’s high standards and are in line with the latest, viable research. The GSAB may also make ingredient and product suggestions for new products.

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

•
providing comprehensive corporate websites (www.mannatech.com, https://www.allaboutmannatech.com, https://www.mannatechscience.org, https://www.library.mannatech.com, https://events.mannatech.com, and www.mannafest.com) that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;

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

8.
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2019, our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property
Trademarks.  We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2019, we had 44 registered trademarks in the United States and two trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2019, we had 563 registered trademarks in 37 countries and 40 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents.  The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2019, we had nine patents for technology related to our Ambrotose® formulation, all of which are in eight foreign jurisdictions.  Overall, as of December 31, 2019, 91 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, ImmunoSTART®, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have 12 patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 169,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2019, and we had approximately 200,000 active independent associate and preferred customer positions held by individuals purchasing our products or packs during the 12 months ended December 31, 2018. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

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

Our global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net product sales and the attainment of certain associate achievement levels. All commissions are earned from the sale of our products. All payments to our independent associates are made after they have earned their commissions. We believe our global associate career and compensation plan fairly compensates our independent associates at every stage of building their business by quickly rewarding our independent associates for both their sales and the sales of those in their downline organization.

Our global associate career and compensation plan identifies and pays six types of commissions to our qualified independent associates, which are based on the following:

•	generating product sales to preferred customers from an independent associate’s global downline to earn certain achievement levels;

•	generating product sales from newly enrolled independent associates or preferred customers who place a product order;

•	obtaining certain achievement levels and enrolling other independent associates who place or sell qualifying orders;

•	obtaining and developing certain achievement levels within their downline organizations through product sales to qualify for additional bonuses; and

•	various other sales incentive programs.

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

Our program also provides our independent associates with a standardized and anonymous complaint process. When a complaint is filed against an independent associate, our business ethics department conducts a mandatory investigation of the allegations to determine whether a violation of the policies and procedures has occurred. If a violation is found, the complaint moves through the compliance process where the person against whom the complaint has been filed has an opportunity to respond to the allegations. Depending on the nature of the violation, we may impose various sanctions, including written warnings, mandatory training, probation, withholding commissions, and termination of associate status. We will terminate any associate’s agreement for making claims that our products can treat, cure, mitigate or prevent any disease, unless such claim is found to be de minimis and isolated.

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

We also maintain a written business continuity plan, which was developed using the guidelines published by the National Institute of Standards of Technology, to minimize the risk of data loss due to any interruption in business. Our business continuity plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures using a combination of onsite and cloud-based services to ensure all data is recoverable. We proactively monitor various software, hardware, and network infrastructure systems to ensure optimal performance and security. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems are secure and work efficiently and effectively to minimize the risk of business interruption. Although we maintain an extensive business continuity plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. Please see “Risk Factors - If our information technology system fails or if implementation of new information technology systems is not executed efficiently and effectively, our business, financial position and operating results could be adversely affected."

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

•
The Vitamins and Dietary Supplement industry in South Africa falls under the legislation covering Complementary and Alternative Medicines (CAMS), which is currently regulated under the Medicines and Related Substances Act, 1965 (Act No. 101 of 1965);

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our exclusive, proprietary blend of high-quality products;

•	our 26 year track record in the business of selling nutritional products;

•	our model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate career and compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.
Employees

At December 31, 2019 and 2018, we employed 215 and 248 people, respectively, as set forth below:

	2019	2018
Americas	123	159
Asia/Pacific	81	75
EMEA	11	14
Total	215	248

	2019	2018
Full-time employees	214	247
Part-time employees	1	1
Total	215	248

These numbers do not include our independent associates, who are independent contractors and are not employees.

Item 1A.	Risk Factors

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

As of December 31, 2019, we had approximately 169,000 active independent associates and preferred customer positions held by individuals who purchased our products within the last 12 months, of which 194 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range approximately from 35% to 43% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

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

In 2019, the FTC continued to challenge compensation plans and structures within the direct selling channel. In October 2019, following ongoing discussions with the FTC pertaining to an enforcement action, one of our competitors changed its business model from multi-level-marketing to direct-to-consumer as part of a stipulated order for permanent injunction. While consent decrees and orders entered into by our competitors are not binding on the Company, it does provide an insight into the FTC’s priorities regarding its interpretation and enforcement of regulations pertaining to the multi-level-marketing business model. While we prioritize ensuring that our business and compensation model are compliant, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.

7.
Independent associates could fail to comply with our associate policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

We sell our products worldwide to a sales force of independent associates. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees.  As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures. All independent associates sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. In addition to policies prohibiting improper product claims, we also have policies that prohibit our independent associates from selling our products or otherwise conducting business in markets outside of the countries in which we operate or in a manner inconsistent with how we operate in a specific country.

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

On December 5, 2018, our Korean subsidiary, Mannatech Korea (“MK”), received a visit from three officials with the Korean Fair Trade Commission (“KFTC”). They advised MK’s management that they would be conducting a routine audit of commissions and bonuses paid to MK’s independent associates. The physical audit was concluded on December 10, 2018. The KFTC issued the Examiner’s Report on November 19, 2019. While MK has refined how incentive rewards are included in overall compensation for its associates in Korea in response to discussions with KFTC officials, no fines or sanctions were proposed in the report. Currently, MK is awaiting final approval from the KFTC about the disposition of the case. Final approval is anticipated during the first quarter of 2020. We cannot currently predict the outcome of the audit or any potential impact to our business, but a negative outcome could have an adverse effect on our business.

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

On October 16, 2018, inspectors from the FDA arrived at the Company’s headquarters to conduct an inspection of the facility and an audit of the Company’s policies and processes. The audit included a review of the remedial steps taken by the Company in response to the Warning Letter issued by the FDA on November 14, 2017. The FDA closed its audit on October 24, 2018 and issued its report to the Company. The investigators had no objections to the corrective actions taken by the Company in response to the November 2017 Warning Letter. The Company responded with corrective actions to the 2018 report on November 13, 2018. On March 1, 2019, we received a notice from the FDA requesting a meeting to discuss and clarify the corrective actions taken in response to the audit. The Company had 30 days to schedule a meeting with division personnel. We believe our response met the concerns raised by the FDA and do not anticipate further action; however, there remains the possibility that additional information or action may be requested following the meeting.

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

On January 8, 2019, China’s State Administration of Market Regulation, along with 12 other government ministries and agencies, jointly launched a nationwide “100-day campaign” to crack down on illegal practices involving health products, and in particular, those operating in the direct selling channel. The campaign was initiated amid growing controversies surrounding, Quanjian, a licensed direct selling company suspected of operating a pyramid scheme and engaging in marketing practices that exaggerated the effectiveness of its health products. Other direct selling firms operating in China were cautioned to stop making false or exaggerated health claims through public advertising and their distributors. As part of the 100-day campaign, China also suspended the registration, approval, and issuance of direct selling licenses. The 100-day campaign was completed on April 18, 2019. Subsequent to the campaign, Quanjian was fined approximately $14.0 million and its founder and chairman was sentenced to nine years in prison and assessed a fine of approximately $7.0 million.

Many direct selling companies operating in China are still experiencing negative effects to their business operations including limited sales meetings, media scrutiny, and unfavorable consumer sentiment towards direct selling companies. Chinese officials of various ministries and agencies stated that they will continue to monitor healthcare product and direct selling companies. The suspension on issuing direct selling licenses remains in effect and it is unclear whether there will be changes to the application processes if and when the suspension is lifted.

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2019, we had nine patents for the technology relating to our Ambrotose formulation, all of which were issued, granted, and validated in eight foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

Although several patents pertaining to Ambrotose® technology have expired, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies.  Our Ambrotose® product formulation has proprietary elements and we have contractual arrangements with certain suppliers affording us exclusive access to certain ingredients in those formulations. If we fail to maintain exclusivity with those suppliers, our business could be adversely affected. We have a number of pending patent applications for additional protection of Ambrotose®-related technology. The pending patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.

Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another six or more years.

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

We believe we have dependable suppliers for all of our ingredients and we have identified alternative sources for all of our ingredients, except Arabinogalactan and Manapol. Due to the unique nature of each ingredient, important components used in the formulation of our Ambrotose ® complex, we are unable to identify an alternative supplier at this time. If our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

17.	The loss of suppliers or shortages of raw materials could have an adverse effect on our business, financial condition, or results of operations.

We depend on outside suppliers for raw materials.  Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers.  In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business.  There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay.  We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. For example, in December 2019, COVID-19 was first identified in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and clinical trial operations and could have an adverse impact on our business and our financial results.

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

A significant portion of our revenue is derived from our Ambrotose Life®, Advanced Ambrotose®, TruHealth™, Manapol® Powder, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	2019		2018
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$34,975	22.2%	$18,824	10.9%
Advanced Ambrotose®	22,390	14.2%	44,054	25.4%
TruHealth™	16,193	10.3%	17,537	10.1%
Manapol® Powder	8,793	5.6%	8,636	5.0%
GI-Pro Balance	6,559	4.2%	7,187	4.2%
Total	$88,910	56.5%	$96,238	55.6%

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

22.
A downturn in the economy, including as a result of COVID-19, could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.

We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy, including as a result of COVID-19, could adversely impact consumer purchases of discretionary items such as health and wellness products. The United States and global economies may slow dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

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

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars, civil unrest, acts of terrorism and other hostilities;

•	political, economic, and social conditions;

•	the effects of COVID-19;

•	changes to trade practice laws or regulations governing direct selling and network marketing;

•	increased government scrutiny surrounding direct selling and network marketing;

•	changes in the perception of network marketing; and

•	risk of our independent associates offering business opportunities in China.

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

Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations and/or the number of our independent associates. Specifically, we are susceptible to adverse or negative publicity regarding:

•	the nutritional supplements industry;

•	skeptical consumers;

•	competitors;

•	the safety and quality of our products and/or our ingredients;

•	regulatory investigations of our products or our competitors’ products;

•	the actions of our independent associates;

•	the direct selling/network marketing industry; and

•	scandals or regulatory investigations regarding the business practices or products or our competitors, specifically those competitors within the direct selling channel.

25.
If our information technology system fails or if the implementation of new information technology systems is not executed efficiently and effectively, our business, financial position, and operating results could be adversely affected.

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

The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many of the international countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. The European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR went into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. As noted above, many states have enacted data protection requirements. Most recently, the California Consumer Privacy Act ("CCPA"), a state statute signed into law on June 28, 2018 and effective on January 1, 2020, provides enhanced data privacy protections to California residents. The CCPA applies to companies with annual gross revenues in excess of $25 million. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.

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

As a multinational corporation, in many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that reflect the economic reality of the relationship between our entities and have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase. Scrutiny has increased with the advent of the OECD Base Erosion and Profit Shifting project.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "TCJA"). The Internal Revenue Service ("IRS") continues to issue guidance related to the passage of the Act. As new guidance is issued it may have a material impact on our financial statements. In addition, there is a risk that U.S. states and foreign jurisdictions may amend their tax laws in response to the Act, which could have a material impact on our future results. Our legacy tax structure was designed prior to this legislation. Under the Act, our future taxes might be higher, which may have a material impact on our profitability. As a result, during 2019 we amended our structure to be more in line with current tax legislation.

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

For the year ended December 31, 2019, we recognized 76.6% of net sales in markets outside of the United States and 69.6% in markets outside of the Americas. For the year ended December 31, 2018, we recognized 73.9% of net sales in markets outside of the United States and 66.2% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2019 net sales declined 6.1% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), unfavorable foreign exchange caused a $5.3 million decrease in GAAP net sales as compared to 2018.  In other words, sales would have been $5.3 million higher, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

As of December 31, 2019, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 33.6% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2019 and 2018, cash and cash equivalents held in bank accounts in foreign countries totaled $18.2 million and $19.9 million, respectively.

We maintain supply agreements with our suppliers and manufacturers.  Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements.  One of our supply agreements, under which the supplier provides us with certain aloe vera-based products, requires us to purchase products in an aggregate amount of $5.3 million through 2022.  Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.

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

35.	The spread of COVID-19 underscores certain risks we face, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The spread of COVID-19 underscores certain risks we face in our business that are described in this Annual Report on Form 10-K. Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, which could adversely impact our profitability. The adverse economic effects of COVID-19 may materially decrease demand for our products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, we have rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings. This could lead to adverse impacts on our sales in fiscal year 2020 and our overall liquidity.

The spread of COVID-19, or actions taken to mitigate this spread, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of certain businesses and the inability of our associates to market our products as a result of “shelter-in-place” and similar policies that may be implemented in an effort to mitigate the spread of COVID-19. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity, and caused significant volatility and negative pressure in the financial markets. We have started to experience challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally. However, if the spread continues on its current trajectory, such impact could grow and our business, results of operations, financial position, and cash flows could be materially adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	May 2028
St. Leonards, Australia (Australian headquarters)	850 sq. meters(1)	December 2020
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	150 Tsubo(2)	September 2022
Chuo-ku, Osaka, Japan (Japanese training center)	73 Tsubos(3)	August 2020
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	298 Pyong(4)	June 2020
Gangnam-gu, Seoul, Korea (Seoul training center)	519 Pyong(4)	June 2020
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(5)	June 2020
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(6)	March 2022
Incheon, South Korea (Incheon training center)	218 Pyong(7)	April 2020
Taipei, Taiwan (Taiwan headquarters)	86.28 Ping(8)	March 2022
Tsuen Wan, New Territories, Hong Kong (office)	5306 sq. feet	June 2022
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2020
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2020
Richmond, BC (Canada training center)	1,963 sq. feet	September 2022
Markham, ON (office)	1,714 sq. feet	September 2020
Bedfordview, South Africa (office)	383 sq. meters(9)	— (15)
Guadalajara, Mexico (customer service center)	389 sq. meters(10)	— (16)
Mexico City, 1st flr Mexico (customer service center)	123 sq. meters(11)	August 2020
Mexico City, 3rd flr Mexico	123 sq. meters(12)	June 2020
Monterrey, Mexico (office)	149.16 sq. meters(13)	June 2020
Colima, Mexico (office)	68 sq. meters(14)	December 2020

(1) Approximately 9,150 square feet & subleases 2,153 sq. ft. to Morrison Design Partnership.
(2) Approximately 5,338 square feet.
(3) Approximately 2,598 square feet.
(4) Approximately 29,071 square feet.
(5) Approximately 4,021 square feet.
(6) Approximately 6,796 square feet.
(7) Approximately 7,757 square feet.
(8) Approximately 3,069 square feet.

(9) Approximately 4,122 square feet.
(10) Approximately 4,187 square feet.
(11) Approximately 1,324 square feet.
(12) Approximately 1,324 square feet.
(13) Approximately 1,606 square feet.
(14) Approximately 732 square feet.
(15) Renewable monthly.
(16) Renewable monthly.

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

Holders. As of February 28, 2020, there were 1,263 shareholders of record.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

The following information is provided pursuant to Item 703 of Regulation S-K:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
October 1, 2019 - October 31, 2019	—	$—	—	$18,670
November 1, 2019 - November 30, 2019	1,353	$15.66	1,353	18,649
December 1, 2019 - December 31, 2019	3,303	$15.92	3,303	18,597
Total	4,656		4,656
(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December of 2019, our Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through the earlier of March 1, 2020; or the purchase of common stock in the aggregate amount of $1.0 million. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan.
(b)Remaining value of the original $20.0 million approved on August 28, 2006 (the “August 2006 Plan”).

Item 6.	Selected Financial Data

Not applicable for a Smaller Reporting Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2019 and 2018. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 169,000 active associates and preferred customer positions held by individuals that had purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and cross-border e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

Because we sell our products through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of current associates and preferred customers that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. Our subsidiary in China, Meitai, is currently operating under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments

Overall net sales decreased $15.8 million, or 9.1%, for 2019, as compared to 2018. Our 2019 net sales declined $10.6 million, or 6.1%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $5.3 million decrease in GAAP net sales as compared to 2018. In December 2019, a novel virus began in China with no material impact to our 2019 sales. Please see Note 16 Subsequent Events for additional information regarding recent developments of this virus.

Our operations outside of the Americas accounted for approximately 69.6% and 66.2% of our consolidated net sales for 2019 and 2018, respectively.

The net sales comparisons for the year ended December 31, 2019 and December 31, 2018 were primarily affected by decreases in the overall number of active associates and preferred customers.

Associate fees are collected in all markets except Korea and Mexico, where packs are still sold. Associate fees are paid annually in order for the associate to be entitled to earn commissions, benefits and incentives. The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 0.7% during 2019 to approximately 96,000 as compared to 96,700 during 2018. In addition, average pack value decreased by $2, to $24 for the year ended December 31, 2019, as compared to $26 for the same period in 2018.

The number of product orders decreased 5.8% during the year ended December 31, 2019 to approximately 841,700 as compared to 893,500 during the same period in 2018. The average product order value decreased 3.6% during the year ended December 31, 2019 to $190, as compared to $197 for the same period in 2018. Revenue deferred through the loyalty program decreased 15.1% during the year ended December 31, 2019 as compared to the same period in 2018.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $10.6 million for 2019. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2019 and 2018 (in thousands, except percentages).

	2019		2018		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$157,728	100.0%	$173,558	100.0%	$(15,830)	(9.1)%
Cost of sales	31,550	20.0%	34,476	19.9%	(2,926)	(8.5)%
Gross profit	126,178	80.0%	139,082	80.1%	(12,904)	(9.3)%

Operating expenses:
Commissions and incentives	64,254	40.7%	73,514	42.4%	(9,260)	(12.6)%
Selling and administrative expenses	30,824	19.5%	34,156	19.7%	(3,332)	(9.8)%
Depreciation and amortization	2,088	1.3%	2,064	1.0%	24	1.2%
Other operating costs	22,579	14.3%	29,438	17.0%	(6,859)	(23.3)%
Total operating expenses	119,745	75.9%	139,172	80.2%	(19,427)	(14.0)%
Income (loss) from operations	6,433	4.1%	(90)	(0.1)%	6,523	(7,247.8)%
Interest income (expense)	(16)	—%	288	0.2%	(304)	(105.6)%
Other income (expense), net	(681)	(0.4)%	291	0.2%	(972)	334.0%
Income (loss) before income taxes	5,736	3.6%	489	0.3%	5,247	1,073.0%
Income tax provision	(2,447)	(1.6)%	(4,375)	(2.5)%	1,928	(44.1)%
Net income (loss)	$3,289	2.1%	$(3,886)	(2.2)%	$7,175	184.6%

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

	2019		2018	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$157.7	$163.0	$173.6	$(10.6)	(6.1)%
Product	$154.6	$159.7	$170.2	$(10.5)	(6.2)%
Pack and associate fees	$2.3	$2.4	$2.5	$(0.1)	(4.0)%
Other	$0.8	$0.9	$0.9	$—	—%
Gross profit	$126.2	$130.5	$139.1	$(8.6)	(6.2)%
Income (loss) from operations	$6.4	$7.7	$(0.1)	$7.8	(7,800.0)%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

	2019		2018
Americas	$48.0	30.4%	$58.7	33.8%
Asia/Pacific	96.0	60.9%	101.7	58.6%
EMEA	13.7	8.7%	13.2	7.6%
Total	$157.7	100.0%	$173.6	100.0%

Net Sales

Overall net sales decreased by $15.8 million, or 9.1%, for 2019, as compared to 2018. For the year ended December 31, 2019, our operations outside of the Americas accounted for approximately 69.6% of our consolidated net sales, whereas in the same period in 2018, our operations outside of the Americas accounted for approximately 66.2% of our consolidated net sales.

Sales for the Americas decreased by $10.7 million, or 18.2%, to $48.0 million for 2019 as compared to $58.7 million for the same period in 2018. This decrease was primarily due to an 18.4% decline in the number of active independent associates and preferred customers partially offset by a 16.5% increase in revenue per active independent associate and preferred customer.

During 2019, Asia/Pacific sales decreased by $5.7 million, or 5.6%, to $96.0 million as compared to $101.7 million for 2018. This decrease was primarily due to a 9.7% decrease in the number of active independent associates and preferred customers partially offset by a 2.4% increase in revenue per active independent associate and preferred customer. During the year ended December 31, 2019, the loyalty program in Asia/Pacific decreased sales by $1.2 million, as compared to the same period in 2018. Foreign currency exchange had the effect of decreasing revenue by $4.1 million for the year ended December 31, 2019, as compared to the same period in 2018. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan, New Zealand Dollar, Taiwanese Dollar and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen and Hong Kong Dollar.

During 2019, EMEA sales increased by $0.5 million, or 3.8%, to $13.7 million as compared to $13.2 million for 2018. This increase was primarily due to a 11.5% increase in revenue per active independent associate and preferred customer, which was partially offset by a 2.9% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $1.2 million when the year ended December 31, 2019 is compared to the same period in 2018.  The currency impact is primarily due to the weakening of the South African Rand, British Pound, Euro, Norwegian Krone, Swedish Krona and Danish Krone.

Our total sales and sales mix could be influenced by any of the following:

•	changes in our sales prices;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions, including as a result of COVID-19;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2019	2018	Dollar	Percentage
Consolidated product sales	$154.6	$170.2	$(15.6)	(9.2)%
Consolidated pack sales and associate fees	2.3	2.5	(0.2)	(8.0)%
Consolidated other	0.8	0.9	(0.1)	(11.1)%
Total consolidated net sales	$157.7	$173.6	$(15.9)	(9.2)%

Product Sales

Our product sales are made to independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2019 decreased by $15.6 million, or 9.2%, to $154.6 million, as compared to $170.2 million for the same period in 2018. The decrease in product sales was primarily due to a decrease in the number of orders processed. The average order value in 2019 was $190, as compared to $197 for the same period in 2018. The number of orders processed during the year ended December 31, 2019 decreased by 5.8% as compared to the same period in 2018.

Pack Sales and Associate Fees

The Company collects associate fees in all markets except Korea and Mexico, where packs are still sold. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year.

In the Korea and Mexico markets, packs may still be purchased by our associates who wish to build a Mannatech business. We do not collect associate fees or sell packs in our non-direct selling business in mainland China. Packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials, additional products, and eligibility for additional commissions and incentives.

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2019	2018	Dollar	Percentage
New	$0.6	$0.7	$(0.1)	(14.3)%
Continuing	1.7	1.8	(0.1)	(5.6)%
Total	$2.3	$2.5	$(0.2)	(8.0)%

Total pack sales and associate fees for the year ended December 31, 2019 decreased by $0.2 million, or 8.0%, to $2.3 million, as compared to $2.5 million for the same period in 2018 as the number of packs sold and associate fees collected decreased by 0.7%. Also, the average pack value for the year ended December 31, 2019 was $24, as compared to $26 for the same period in 2018.

During 2019 and 2018, we took the following actions in an effort to increase the number of independent associates and preferred customers:

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

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2019		2018
New	81,000	47.9%	86,000	43.0%
Continuing	88,000	52.1%	114,000	57.0%
Total	169,000	100.0%	200,000	100.0%

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

For the year ended December 31, 2019, other sales decreased by $0.1 million, or 11.1%, to $0.8 million, as compared to $0.9 million for the same period in 2018. The decrease was primarily due to the decrease in active new and continuing active associates and preferred customers.

Gross Profit

For the year ended December 31, 2019, gross profit decreased by $12.9 million, or 9.3%, to $126.2 million, as compared to $139.1 million for the same period in 2018. Gross profit as a percentage of net sales decreased to 80.0% for 2019, as compared to 80.1% for 2018. The decrease in gross profit percentage was primarily due to increased inventory write-offs.

Commission and Incentives

Commission expenses decreased for the year ended December 31, 2019, by 10.7%, or 7.4 million to $61.7 million, as compared to $69.1 million for the same period in 2018. Commissions as a percentage of net sales were 39.1% for the year ending December 31, 2019 and 39.8% for the same period in the prior year. This decrease was primarily due to the elimination of stale vouchers on terminated accounts.

Incentive costs decreased for the year ended December 31, 2019 by 40.9%, or $1.8 million, to $2.6 million as compared to $4.4 million for the same period in 2018. The costs of incentives, as a percentage of net sales decreased to 1.6% for the year ended December 31, 2019, as compared to 2.5% for the same period in 2018. This decrease was related to incentives in the Americas and Asia/Pacific.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses.

For the year ended December 31, 2019, overall selling and administrative expenses decreased by $3.3 million, or 9.8%, to $30.8 million, as compared to $34.2 million for the same period in 2018. The decrease in selling and administrative expenses consisted of a $2.1 million decrease in marketing costs, of which $1.1 million was a VAT refund that was originally recorded in marketing costs, a $0.6 million decrease in distribution costs, a $0.4 million decrease in stock based compensation expense and a $0.2 million decrease in contract labor costs.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses associated with corporate sponsored events, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.

For the year ended December 31, 2019, other operating costs decreased by $6.9 million, or 23.3%, to $22.6 million, as compared to $29.4 million for the same period in 2018. For the year ended December 31, 2019, other operating costs, as a percentage of net sales, were 14.3%, as compared to 17.0% for the same period in 2018. The decrease was due to a $2.2 million decrease in travel and entertainment costs associated with management's decision to conduct Mannafest as a regional event instead of an international event, a $2.2 million decrease in office expenses due to the corporate office relocation during 2018, a $1.4 million decrease in legal and consulting fees, a $0.5 million decrease in bad debt expense, a $0.4 million decrease in credit card fees and a $0.1 million decrease in charitable contributions.

Depreciation and Amortization Expense

For both the years ended December 31, 2019 and 2018, depreciation and amortization expense was $2.1 million.

Other Income (Expense), net

Primarily due to foreign exchange gains, other (expense) income was $(0.7) million and $0.3 million for the years ending December 31, 2019 and 2018, respectively.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2019	2018
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China	25.0%	25.0%
Colombia	33.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	30.2%
Mexico	30.0%	30.0%
Norway	22.0%	23.0%
Republic of Korea	22.0%	22.0%
Russia(1)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	21.4%	22.0%
Switzerland(2)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(3)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States	21.0%	21.0%
(1)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(2)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(3)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.

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

As of December 31, 2019 and 2018, we adjusted our valuation allowance for deferred tax assets in the following table (in millions), as we believe the “more likely than not” criterion for recognition and realization purposes, as defined in Topic 740, cannot be met. The U.S. valuation allowance decreased due to the utilization of net operating losses in the current year.

Country	2019	2018
Australia	$0.2	$0.3
China	0.3	0.3
Colombia	0.6	0.6
Hong Kong	—	—
Mexico	3.3	3.1
Norway	0.1	0.1
South Africa	0.2	0.2
Sweden	—	—
Switzerland	0.5	—
Taiwan	1.0	0.9
Ukraine	0.1	0.1
United Kingdom	0.1	0.1
United States	6.0	6.9
Other Jurisdictions	—	0.2
Total	$12.4	$12.8

For the years ended December 31, 2019 and 2018, the Company’s effective tax rate was 42.5% and 894.7%, respectively. In 2019, the Company had a significant decrease in its rate due to the mix of earnings across jurisdictions. For 2018, the Company had a significant increase in its rate due to the mix of earnings across jurisdictions, valuation allowance recorded on losses in certain jurisdictions, and the impact of GILTI as a result of the TCJA passed in 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2019, our cash, cash equivalents and restricted cash increased by 1.4%, or $0.4 million, to $31.0 million from $30.6 million as of December 31, 2018. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash at December 31, 2019 and 2018 was $0.9 million and $1.5 million, respectively. Fluctuations in currency rates produced a decrease of $0.6 million in cash and cash equivalents in 2019 as compared to an increase of $1.6 million in 2018.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2019, our working capital increased by $3.3 million, or 37.5%, to $12.1 million from $8.8 million at December 31, 2018. The increase in working capital is primarily due to decreases in accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2019	2018
Operating activities	$4.9	$(0.2)
Investing activities	$(1.2)	$(2.3)
Financing activities	$(2.7)	$(12.1)

Operating Activities

Cash provided by operating activities increased by $5.1 million for the year ended December 31, 2019, as compared to the same period in 2018. For the year ended December 31, 2019, sources of cash include our profits and working capital management.

Investing Activities

For the year ended December 31, 2019, our investing activities used cash of $1.2 million, as compared to cash used of $2.3 million for the same period of 2018. During the year ended December 31, 2019, we invested $0.8 million in computer hardware and software and $0.4 million for leasehold improvements in various international offices and training centers. During the year ended December 31, 2018, we invested $2.2 million in computer hardware and software, $1.9 million in leasehold improvements and $0.5 million in office furniture and equipment as we moved our corporate headquarters to a new building. Of this $4.6 million investment, $2.3 million was funded from a capital financing agreement.

Financing Activities

For the year ended December 31, 2019, our financing activities used cash of $2.7 million compared to cash used of $12.1 million for the same period of 2018. For the year ended December 31, 2019, we used approximately $1.2 million in the repayment of finance lease obligations and other long term liabilities, $1.2 million in the payment of dividends to shareholders, and $0.3 million in the repurchase of common stock. For the year ended December 31, 2018, we used cash of approximately $1.5 million to repay capital lease obligations, $3.1 million for payment of dividends to shareholders, and $7.5 million for the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2019 and 2018, cash and cash equivalents held in bank accounts in foreign countries totaled $18.2 million and $19.9 million, respectively.

We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. Additionally, COVID-19 could adversely impact our workforce, supply chain or demand for our products and therefore, our liquidity in the next twelve months, however, such impact is currently unknown. For more information, see Note 7 Income Taxes, Note 12 Litigation and Note 16 Subsequent Events to our Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2019, for the years ending December 31 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Finance lease obligations	$104	$90	$64	$36	$10	$—	$304
Purchase obligations (1)(2)	5,167	67	67	—	—	—	5,301
Operating leases	2,131	1,592	1,145	606	613	2,139	8,226
Note payable and other financing arrangements	778	370	—	—	—	—	1,148
Employment agreements	440	—	—	—	—	—	440
Royalty agreement	59	7	—	—	—	—	66
Tax liability (3)	—	—	—	—	—	191	191
Other obligations (4)	222	32	178	24	119	475	1,050
Total commitments and obligations	$8,901	$2,158	$1,454	$666	$742	$2,805	$16,726

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $12.1 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of December 31, 2019.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2019:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2019 and 2018, our inventory reserves were $0.9 million and $0.5 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2019, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2019
Office furniture and equipment	5 to 7 years	$0.9 million
Computer hardware and software	3 to 5 years	2.5 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements(1)	2 to 10 years	1.8 million
Total net carrying value at December 31, 2019		$5.3 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no material impairments existed during the year ended December 31, 2019. During the year ended December 31, 2018, no material impairments existed.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of December 31, 2019, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by FASB ASC Topic 740, Income Taxes, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2019, we maintained a valuation allowance for deferred tax assets arising from our operations of $12.4 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2019, we had net deferred tax assets, after valuation allowance, totaling $0.9 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

In February 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Act from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard had no impact on our consolidated financial statements.

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

Deferred Commissions

We defer commissions on (i) the sales of products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $1.8 million and $2.4 million at December 31, 2019 and December 31, 2018, respectively.

Deferred Revenue

We defer certain components of revenue. Deferred revenue consists of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2019 and December 31, 2018, deferred revenue was $4.4 million and $5.3 million, respectively.

Our customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of ASC 606. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC 606. The deferred revenue associated with the loyalty program at December 31, 2019 and December 31, 2018 was $3.1 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

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
Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2019 and December 31, 2018, our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	1,198
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,125)
Actual returns or credits related to prior periods	(104)
Sales reserve as of December 31, 2018	$76

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2019, our assumptions and estimates used for the calculated fair value of stock options granted in 2019 were as follows:

2019 Grants	June
Estimated fair value per share of options granted:	$3.72
Assumptions:
Dividend yield	7.5%
Risk-free rate of return	1.9%
Common stock price volatility	47.6%
Expected average life of stock options (in years)	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2019, using our current assumptions and estimates, we anticipate recognizing $0.1 million in gross compensation expense through 2020 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2019, we had 162,767 shares available for grant in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for all entities except SEC filers that are not smaller reporting companies. This standard will be effective for us as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2019 were as follows:

	Year ended December 31, 2019			As of December 31, 2019
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.67020	0.72704	0.69558	0.69952
Canada (Canadian Dollar)	0.73332	1.34930	0.80226	0.76535
China (Renminbi)	0.13932	0.14961	0.14485	0.14314
Columbia (Peso)	0.00029	0.00032	0.00031	0.00030
Czech Republic (Koruna)	0.04229	0.04504	0.04364	0.04404
Denmark (Kroner)	0.14614	0.15446	0.14999	0.14995
Hong Kong (Hong Kong Dollar)	0.12739	0.12844	0.12764	0.12842
Japan (Yen)	0.00893	0.00950	0.00918	0.00917
Mexico (Peso)	0.04965	0.05337	0.05198	0.05304
New Zealand (New Zealand Dollar)	0.62378	0.69141	0.65938	0.67226
Norway (Krone)	0.10827	0.11881	0.11380	0.11361
Republic of Korea (Won)	0.00082	0.00090	0.00086	0.00086
Singapore (Singapore Dollar)	0.71837	0.74303	0.73325	0.74127
South Africa (Rand)	0.06502	0.07520	0.06934	0.07118
Sweden (Krona)	0.10056	0.11329	0.10590	0.10723
Switzerland (Franc)	0.97986	1.02998	1.00667	1.02998
Taiwan (New Taiwan Dollar)	0.03161	0.03332	0.03238	0.03328
United Kingdom (British Pound)	1.20348	1.33940	1.27714	1.31181
Various countries (1) (Euro)	1.09099	1.15307	1.11976	1.12000
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Item 9B.	Other Information

None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Documents filed as a part of the report:

1.   Consolidated Financial Statements

The following financial statements and Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

2. Financial Statement Schedule

The financial statement schedule required by this item is included as an Exhibit to this Annual Report on Form 10-K.

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	*	*	*	*
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*  Filed herewith.
† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 26, 2020	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 26, 2020	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 26, 2020
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 26, 2020
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 26, 2020
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 26, 2020
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	March 26, 2020
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 26, 2020
Larry A. Jobe

/s/ Eric W. Schrier	Director	March 26, 2020
Eric W. Schrier

/s/ Tyler Rameson	Director	March 26, 2020
Tyler Rameson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed on Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Dallas, Texas
March 26, 2020

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$24,762	$21,845
Restricted cash	943	1,514
Accounts receivable, net of allowance of $708 and $770 in 2019 and 2018, respectively	955	106
Income tax receivable	220	291
Inventories, net	10,152	12,821
Prepaid expenses and other current assets	2,239	3,361
Deferred commissions	1,758	2,449
Total current assets	41,029	42,387
Property and equipment, net	5,261	5,860
Construction in progress	865	904
Long-term restricted cash	5,295	7,225
Other assets	9,592	3,894
Deferred tax assets, net	881	1,928
Total assets	$62,923	$62,198
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$87	$75
Accounts payable	3,526	6,724
Accrued expenses	8,209	5,995
Commissions and incentives payable	9,728	12,189
Taxes payable	2,187	2,655
Current notes payable	739	702
Deferred revenue	4,416	5,274
Total current liabilities	28,892	33,614
Finance leases, excluding current portion	176	72
Deferred tax liabilities	3	3
Long-term notes payable	363	883
Other long-term liabilities	6,214	2,302
Total liabilities	35,648	36,874
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,381,131 shares outstanding as of December 31, 2019 and 2,742,857 shares issued and 2,381,149 shares outstanding as of December 31, 2018	—	—
Additional paid-in capital	34,143	33,939
Accumulated deficits	(690)	(2,782)
Accumulated other comprehensive income	3,757	4,337
Treasury stock, at average cost, 361,726 shares as of December 31, 2019 and 361,708 shares as of December 31, 2018, respectively	(9,935)	(10,170)
Total shareholders’ equity	27,275	25,324
Total liabilities and shareholders’ equity	$62,923	$62,198
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2019	2018
Net sales	$157,728	$173,558
Cost of sales	31,550	34,476
Gross profit	126,178	139,082
Operating expenses:
Commissions and incentives	64,254	73,514
Selling and administrative expenses	30,824	34,156
Depreciation and amortization	2,088	2,064
Other operating costs	22,579	29,438
Total operating expenses	119,745	139,172
Income (loss) from operations	6,433	(90)
Interest income (expense)	(16)	288
Other income (expense), net	(681)	291
Income before income taxes	5,736	489
Income tax provision	(2,447)	(4,375)
Net income (loss)	$3,289	$(3,886)
Income (loss) per common share:
Basic	$1.38	$(1.53)
Diluted	$1.35	$(1.53)
Weighted-average common shares outstanding:
Basic	2,391	2,541
Diluted	2,441	2,541

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2019	2018
Net income (loss)	$3,289	$(3,886)
Foreign currency translations loss	(607)	(1,661)
Pension obligations, net of tax provision of $14 and $8 in 2019 and 2018, respectively	27	14
Comprehensive income (loss)	$2,709	$(5,533)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2017	$—	$34,928	$4,190	$5,984	$(4,861)	$40,241
Net loss	—	—	(3,886)	—	—	(3,886)
Payment of cash dividends	—	—	(3,086)	—	—	(3,086)
Charge related to stock-based compensation	—	888	—	—	—	888
Issuance of unrestricted shares	—	(1,748)	—	—	1,993	245
Release of restricted stock	—	(73)	—	—	71	(2)
Stock option exercises	—	(56)	—	—	170	114
Repurchase of common stock	—	—	—	—	(7,543)	(7,543)
Foreign currency translation	—	—	—	(1,661)	—	(1,661)
Pension obligations, net of tax of $8	—	—	—	14	—	14
Balance at December 31, 2018	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net Income	—	—	3,289	—	—	3,289
Payment of cash dividends	—	—	(1,200)	—	—	(1,200)
Charge related to stock-based compensation	—	455	—	—	—	455
Issuance of unrestricted shares	—	(141)	—	—	421	280
Release of restricted stock	—	(71)	—	—	71	—
Repurchase of common stock	—	—	—	—	(305)	(305)
Stock option exercises	—	(39)	—	—	48	9
Other	—	—	3	—	—	3
Foreign currency translation	—	—	—	(607)	—	(607)
Pension obligations, net of tax of $14	—	—	—	27	—	27
Balance at December 31, 2019	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,289	$(3,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,088	2,064
Non-cash operating lease expense	1,727	—
Provision for inventory losses	986	710
Provision for doubtful accounts	82	543
Loss on disposal of assets	121	4
Stock-based compensation expense	734	1,145
Deferred income taxes	1,064	1,167
Changes in operating assets and liabilities:
Accounts receivable	(931)	(376)
Income tax receivable	71	616
Inventories	2,051	(4,145)
Prepaid expenses and other current assets	1,705	407
Deferred commissions	691	1,431
Other Assets	(130)	(17)
Accounts payable	(3,198)	716
Accrued expenses and other liabilities	(1,646)	(96)
Taxes payable	(468)	251
Commissions and incentives payable	(2,461)	2,531
Deferred revenue	(858)	(3,287)
Net cash provided by (used in) operating activities	4,917	(222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,220)	(2,338)
Proceeds from sale of assets	—	62
Net cash used in investing activities	(1,220)	(2,276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	114
Repurchase of common stock	(294)	(7,543)
Payment of cash dividends	(1,200)	(3,086)
Repayment of finance lease obligations and other long term liabilities	(1,220)	(1,540)
Net cash used in financing activities	(2,714)	(12,055)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(567)	(1,624)
Net increase (decrease) in cash, cash equivalents and restricted cash	416	(16,177)
Cash, cash equivalents and restricted cash at the beginning of the year	30,584	46,761
Cash, cash equivalents and restricted cash at the end of the year	$31,000	$30,584
See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the years ended December 31,
	2019	2018
Income taxes paid, net	$996	$800
Interest paid on finance leases and other financing obligations	$126	$64
Accrued asset purchases	$478	$261
Assets acquired through other financing arrangements	$—	$2,281
Operating lease right-of-use assets recorded upon adoption of ASC 842	$4,638	$—
Finance lease right-of-use assets recorded upon adoption of ASC 842	$103	$—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$2,574	$—
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	$236	$—
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

Transaction losses totaled approximately $0.7 million for the year ended December 31, 2019 and transaction gains totaled approximately $0.3 million for the year ended December 31, 2018, and are included in other expense, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2019 and 2018, credit card receivables were $0.7 million and $1.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $18.2 million and $19.9 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

At December 31, 2019, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $19.2 million. In addition, for the year ended December 31, 2019, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea.  An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2019 and 2018, our total restricted cash was $6.2 million and $8.7 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents at beginning of period	$21,845	$37,682
Current restricted cash at beginning of period	1,514	1,514
Long-term restricted cash at beginning of period	7,225	7,565
Cash, cash equivalents, and restricted cash at beginning of period	$30,584	$46,761

Cash and cash equivalents at end of period	$24,762	$21,845
Current restricted cash at end of period	943	1,514
Long-term restricted cash at end of period	5,295	7,225
Cash, cash equivalents, and restricted cash at end of period	$31,000	$30,584

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2019 and 2018, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of December 31, 2019 and 2018, the Company held an allowance for doubtful accounts of $0.7 million and $0.8 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were $2.2 million and $3.4 million at December 31, 2019 and 2018, respectively. Included in the December 31, 2019 and 2018 balances were $0.8 million and $1.0 million in other prepaid assets, respectively. Also included in the balances at December 31, 2019 and 2018 were $0.7 million and $1.8 million for other prepaid deposits, respectively. At December 31, 2019 the balance in prepaid inventory was $0.7 million.

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

Other Assets
At December 31, 2019 and 2018, other assets were $9.6 million and $3.9 million, respectively. Included in the December 31, 2019 and 2018 balances were deposits for building leases in various locations of $2.2 million and $2.0 million, respectively. Also included in the December 31, 2019 and 2018 balances were $1.6 million and $1.7 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2019 and 2018 also include $0.2 million of indefinite lived intangible assets relating to the Manapol ® powder trademark. The December 31, 2019 balance also includes $5.6 million of operating lease right-of-use assets. See Note 5, Leases for more information.

Notes Payable
Notes payable were $1.1 million and $1.6 million as of December 31, 2019 and December 31, 2018, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 5.8% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2019, the current portion was $0.7 million and the long-term portion was $0.4 million. At December 31, 2018, the current portion was $0.7 million and the long-term portion was $0.9 million.

Other Long-Term Liabilities

Other long-term liabilities were $6.2 million and $2.3 million for the years ending December 31, 2019 and 2018, respectively. At December 31, 2018, we recorded $1.3 million of lease incentive obligation for leasehold improvements at our corporate headquarters. At each of December 31, 2019 and 2018, we recorded $0.2 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2019 and 2018, accrued restoration costs related to these leases amounted to $0.3 million and $0.4 million, respectively. At December 31, 2019 and 2018, government mandated severance accruals in certain international offices amounted to $0.4 million and $0.3 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million and $0.4 million as of December 31, 2019 and 2018, respectively (See Note 9, Employee Benefit Plans). The December 31, 2019 balance also includes $5.3 million of long-term operating lease right-of-use obligations. See Note 5, Leases for more information.

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

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2019	Percentage	2018	Percentage
Consolidated product sales	$154.6	98.0%	$170.2	98.0%
Consolidated pack sales and associate fees(a)	2.3	1.5%	2.5	1.5%
Consolidated other	0.8	0.5%	0.9	0.5%
Total consolidated net sales	$157.7	100.0%	$173.6	100.0%

Revenues by reporting segment are presented in Note 15 of our consolidated financial statements. We believe that the disaggregation of our revenues as reflected above, coupled with further discussion below, and the reporting segment in Note 15, depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $1.8 million and $2.4 million at December 31, 2019 and December 31, 2018, respectively. The full $2.4 million balance at December 31, 2018 was amortized to commissions expense for the twelve months ended December 31, 2019.

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2019 and December 31, 2018, the Company’s deferred revenue was $4.4 million and $5.3 million, respectively. The full $5.3 million balance at December 31, 2018 was recognized as revenue for the twelve months ended December 31, 2019.

The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2019 and December 31, 2018 was $3.1 million and $4.2 million, as follows:

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2018	$6,406
Loyalty points forfeited or expired	(4,332)
Loyalty points used	(11,398)
Loyalty points vested	12,469
Loyalty points unvested	1,086
Loyalty deferred revenue as of December 31, 2018	$4,231

Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Sales Refund and Allowances

The Company utilizes the expected value method to estimate the sales returns and allowance liability by taking the weighted average of the sales return rates over a rolling six-month period. The Company allocates the total amount recorded within the sales return and allowance liability as a reduction of the overall transaction price for the Company’s product sales. The Company deems the sales refund and allowance liability to be a variable consideration.

Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2019 and December 31, 2018, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2018	$117
Provision related to sales made in current period	1,198
Adjustment related to sales made in prior periods	(10)
Actual returns or credits related to current period	(1,125)
Actual returns or credits related to prior periods	(104)
Sales reserve as of December 31, 2018	$76

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were approximately $3.5 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.1 million and $1.0 million, respectively, for the years ended December 31, 2019 and 2018. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization).

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

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During the years ended December 31, 2019 and 2018, the Company capitalized $0.2 million and $0.3 million, respectively, of qualifying internal payroll costs. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

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

Concentration Risk

A significant portion of our revenue is derived from our Ambrotose Life®, Advanced Ambrotose®, TruHealth™, Manapol® Powder, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	2019		2018
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$34,975	22.2%	$18,824	10.9%
Advanced Ambrotose®	22,390	14.2%	44,054	25.4%
TruHealth™	16,193	10.3%	17,537	10.1%
Manapol® Powder	8,793	5.6%	8,636	5.0%
GI-Pro Balance	6,559	4.2%	7,187	4.2%
Total	$88,910	56.5%	$96,238	55.6%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2019, the Company purchased finished goods from four suppliers that accounted for 56.0% of the year's cost of sales. During the year ended December 31, 2018, the Company purchased finished goods from two suppliers that accounted for 72.4% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02") as of January 1, 2019 and applied it on a modified retrospective basis approach and elected to not adjust periods prior to January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the carry forward of the historical lease classification. This new standard requires companies to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption increased assets, net of incentive, by $4.7 million and liabilities by $6.1 million on our consolidated balance sheets and did not have a significant impact on our consolidated statement of operations and statements of cash flows. These leases primarily relate to office buildings and office equipment. See Note 8, Leases for more information.

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) ("ASU 2018-02"), which amended its standard on comprehensive income to provide an option for an entity to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the "TCJA") that was passed in December of 2017 from accumulated other comprehensive income directly to retained earnings.  The stranded tax effects result from the remeasurement of deferred tax assets and liabilities which were originally recorded in comprehensive income but whose remeasurement is reflected in the income statement.  This is a one-time amendment applicable only to the changes resulting from the TCJA.  The Company adopted this standard on January 1, 2019. The overall financial impact of adopting this standard did not have a material effect on our consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for all entities except SEC filers that are not smaller reporting companies. This standard will be effective for us as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

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

The tables below present the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2019 and 2018. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2019 and 2018.

2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$5,000	$—	$—	$5,000
Interest bearing deposits – various banks	$8,962	$—	$—	$8,962
Total assets	$13,962	$—	$—	$13,962
Amounts included in:
Cash and cash equivalents	$8,636	$—	$—	$8,636
Restricted cash	679	—	—	679
Long-term restricted cash	4,647	—	—	4,647
Total	$13,962	$—	$—	$13,962

2018	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$11,391	$—	$—	$11,391
Total assets	$11,391	$—	$—	$11,391
Amounts included in:
Cash and cash equivalents	$4,633	$—	$—	$4,633
Restricted cash	741	—	—	741
Long-term restricted cash	6,017	—	—	6,017
Total	$11,391	$—	$—	$11,391

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2019 and 2018, consisted of the following (in thousands):

	2019	2018
Raw materials	$2,685	$803
Finished goods	8,341	12,542
Inventory reserves for obsolescence	(874)	(524)
Total	$10,152	$12,821

NOTE 4: PROPERTY AND EQUIPMENT

For the year ended December 31, 2019 and 2018, construction in progress remained constant at $0.9 million, which is primarily comprised of back-office software projects within service dates that are currently indeterminable. As of December 31, 2019 and 2018, property and equipment consisted of the following (in thousands):

	2019	2018
Office furniture and equipment	$2,638	$3,441
Computer hardware	3,879	4,239
Computer software	43,454	43,416
Automobiles	81	81
Leasehold improvements	4,230	4,812
ROU Assets- Financing	269	—
	54,551	55,989
Less accumulated depreciation and amortization	(49,290)	(50,129)
Property and equipment, net	5,261	5,860
Construction in progress	865	904
Total	$6,126	$6,764

NOTE 5: LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases, ("ASC Topic 842") using the modified retrospective approach using the effective date method, which was applied to historical leases that were still effective as of January 1, 2019. Results for reporting periods beginning January 1, 2019, are presented in accordance with ASC Topic 842, while prior period amounts are reported in accordance with historical accounting treatment under ASC Topic 840, Leases, ("ASC Topic 840"). In accordance with the adoption of ASC Topic 842, the Company now records an operating lease right-of-use ("ROU") asset and operating lease liability on the Consolidated Balance Sheets for all operating leases with a contract term in excess of 12 months. Prior to the adoption of ASC Topic 842, these same leases were treated as operating leases under ASC Topic 840 and therefore were not recorded on the December 31, 2018 Consolidated Balance Sheet. There was no impact to retained earnings and no significant impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows as a result of adopting ASC Topic 842.

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space and other office equipment from third-party lessors. If a contract conveys the right to control the use of identified PP&E (an identified asset) for a period of time in exchange for consideration, the Company considers the contract to be a lease, or to contain a lease, in accordance with ASC Topic 842. Right of use (ROU) assets represent Mannatech’s right to use an underlying asset for the lease term, and lease liabilities represent Mannatech’s obligation to make future lease payments arising from the lease. Operating lease liabilities and financing lease liabilities are recorded at the present value of lease payments over the lease term at the commencement date. The related

ROU assets are recorded on the same date at the amount of the initial liability, adjusted for incentives received, prepayments made to the lessor, and any initial direct costs incurred, as applicable. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company accounts for lease components, such as office space, separately from the non-lease components, such as maintenance service fees, based on estimated costs from the vendor. Mannatech uses the implicit interest rate when readily determinable; however, most of Mannatech's lease agreements do not provide an implicit interest rate. As such, the Company determines the present value of future lease payments using the incremental borrowing rate available at the commencement date of the contract, or as of January 1, 2019 in the case of existing leases at adoption of ASC 842. The incremental borrowing rate is the rate available to the Company for a fully collateralized, fully amortizing loan, with the same term as the lease. The operating lease ROU asset also includes any lease incentives received in the recognition of the present value of future lease payments. Certain of Mannatech's leases may also include escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that Mannatech will exercise that option. None of Mannatech’s current leases contain guarantees of residual value. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease costs represent the straight-line lease expense of ROU assets and short-term leases. Mannatech determines if an arrangement is a lease at inception of the contract. Resulting operating lease assets are recorded on the Consolidated Balance Sheets as a component of "Other assets" with offsetting liabilities recorded as a component of "Accrued expenses" and "Other long-term liabilities". Finance lease assets are recorded on the Consolidated Balance Sheets as a component of “Property and equipment, net” with related liabilities recorded as “Current portion of finance leases” or as “Finance leases, excluding current portion”. As of December 31, 2019, Mannatech has six financing leases, all of which pertain to certain equipment used in the business. In general, Mannatech’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas, as well as office space in other locations around the globe in which the Company does business.

As of December 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2019
Assets
ROU Assets from operating leases	Other assets	$5,568
ROU Assets from financing leases	Property and equipment, net	269
Total leased assets		5,837

Liabilities
Current
Operating	Accrued expenses	$1,622
Financing	Current portion of finance leases	87

Long-Term
Operating	Other long-term liabilities	5,307
Financing	Finance leases, excluding current portion	176
Total leased liabilities		$7,192

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Twelve Months Ended December 31, 2019
Operating lease cost	Other operating cost	$2,074
Finance lease cost
Amortization of leased assets	Depreciation and amortization	111
Interest on lease liabilities	Interest expense	17
Total lease cost		$2,202

For the twelve months ended December 31, 2019, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,154
Financing cash flows from finance leases	222

Lease term and discount rates related to the Company's leases are as follows:

December 31, 2019
Operating leases
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	4.04%

Financing leases
Weighted-average remaining lease term (years)	3.2
Weighted-average discount rate	4.95%

As of December 31, 2019, future minimum lease payments on operating and financing leases were as follows (in thousands):

	December 31, 2019
Maturity of lease liabilities	Operating Leases	Financing Leases
2020	$1,884	$104
2021	1,592	90
2022	1,163	64
2023	605	36
Thereafter	2,752	10
Total future minimum lease payments	$7,996	$304
Imputed interest	(1,067)	(41)
Present value of minimum lease payments	$6,929	$263

Under ASC Topic 840 future minimum lease payments for non-cancelable leases existing at December 31, 2018 were as follows (in thousands):

	December 31, 2018
Maturity of lease liabilities	Operating Leases	Capital Leases
2019	$1,850	$81
2020	977	40
2021	583	28
2022	586	7
2023	586	—
Thereafter	2,737	—
Total of future minimum lease payments at December 31, 2018	$7,319	$156
Less: Amounts representing interest (effective interest rate 5.61%)	—	(9)
Present Value of lease obligations as of December 31, 2018	$7,319	$147

NOTE 6: ACCRUED EXPENSES

As of December 31, 2019 and 2018, accrued expenses consisted of the following (in thousands):

	2019	2018
Accrued asset purchases	$478	$261
Accrued compensation	2,311	1,912
Accrued royalties	49	59
Accrued sales and other taxes	432	344
Other accrued operating expenses	905	677
Customer deposits and sales returns	356	425
Accrued travel expenses related to corporate events	552	411
Accrued shipping and handling costs	338	755
Rent expense	39	442
Accrued legal and accounting fees	1,127	709
Current portion of operating lease liabilities	1,622	—
	$8,209	$5,995

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2019	2018
United States	$(5,038)	$(11,762)
Foreign	10,774	12,251
Income before income taxes	$5,736	$489

The components of the Company’s income tax expense for the years ended December 31 (in thousands):

Current provision (benefit):	2019	2018
Federal	$131	$13
State	64	(25)
Foreign	1,188	3,220
	1,383	3,208
Deferred provision (benefit):
Federal	—	1,074
State	—	1,027
Foreign	1,064	(934)
	1,064	1,167
	$2,447	$4,375

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2019	2018
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	3.5	(40.3)
Difference in foreign and United States tax on foreign operations	(10.1)	(75.6)
Effect of changes in valuation allowance	(7.3)	920.1
Effect of change in uncertain tax positions (net)	—	(0.5)
Federal Sub-Part F Income from foreign operations	10.5	0.4
Global Intangible Low Taxed Income (GILTI)	23.5	43.2
Section 78 gross up	5.4	—
Section 250 deduction	(4.3)	—
Effect of changes in tax rates	0.5	(23.6)
Foreign Exchange	—	(8.4)
Prior year adjustments	4.1	(4.1)
Foreign tax credits	(10.9)	—
Meals and entertainment	0.7	11.9
Share Based Compensation	1.2	25.8
Withholding taxes	2.2	6.3
Other permanent items	1.9	14.4
Other	0.6	4.1
	42.5%	894.7%

For the years ended December 31, 2019 and 2018, the Company’s effective tax rate was 42.5% and 894.7%, respectively. In 2019, the Company had a significant decrease in its rate due to the mix of earnings across jurisdictions. For 2018, the Company had a significant increase in its rate due to the mix of earnings across jurisdictions, valuation allowance recorded on losses in certain jurisdictions, and the impact of GILTI as a result of the TCJA passed in 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2019	2018
Deferred Revenue	$243	$277
Inventory	215	250
Accrued expenses	878	804
Disallowed Interest Expense	—	123
Net operating loss (1)	7,570	9,293
Equity Compensation	509	584
Foreign tax credit carryover	4,180	3,621
Lease liability	1,674	—
Other	486	876
Total deferred tax assets	$15,755	$15,828
Valuation allowance	(12,375)	(12,793)
Total deferred tax assets, net of valuation allowance	$3,380	$3,035
Deferred tax liabilities:
Prepaid expenses	147	262
Deferred commissions	253	255
Internally-developed software	265	326
Lease assets	1,659	—
Fixed assets	178	267

Total deferred tax liabilities	$2,502	$1,110

Total net deferred tax asset	$878	$1,925
(1) The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$393	$118	Indefinite
Bermuda	$42	$—	N/A
Canada	$8	$2	2026
China	$117	$29	2024
Colombia	$1,970	$630	Indefinite
Gibraltar	$147	$—	Indefinite
Hong Kong	$184	$30	Indefinite
Japan	$338	$117	Indefinite
Mexico	$10,950	$3,285	2020-2029
Norway	$281	$62	Indefinite
Russia(2)	$50	$10	Indefinite
Singapore	$138	$23	Indefinite
South Africa	$650	$182	Indefinite
Sweden	$463	$99	Indefinite
Switzerland(3)	$6,591	$606	2020-2025
Taiwan	$5,133	$1,027	2020-2029
Ukraine(4)	$703	$127	Indefinite
United States - Federal	$1,553	$326	Indefinite
United Kingdom	$431	$72	Indefinite

(2) On August 1, 2016, the Company established a legal entity in Russia.
(3) On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(4) On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity.

In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $4.2 million, which will begin to expire in 2025 and a charitable contribution carryforward of $0.1 million, which will expire between 2019-2023. The Company maintains a full valuation against both the foreign tax credits and the charitable contribution carryforward.

At December 31, 2019 and 2018, the Company’s valuation allowance was $12.4 million and $12.8 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowances presented below (in millions) at December 31, 2019 and 2018, represented a reserve against the Company’s net deferred tax asset the Company believed the “more likely than not” criterion for recognition purposes could not be met. The U.S. valuation allowance decreased due to the utilization of net operating losses in the current year.

Country	2019	2018
Australia	$0.2	$0.3
China	0.3	0.3
Colombia	0.6	0.6
Hong Kong	—	0.1
Mexico	3.3	3.1
Norway	0.1	0.1
South Africa	0.2	0.2
Sweden	—	0.1
Switzerland	0.5	—
Taiwan	1.0	0.9
Ukraine	0.1	0.1
United Kingdom	0.1	0.1
United States	6.0	6.9
Other Jurisdictions	—	—
Total	$12.4	$12.8

U.S. Tax

On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” which reduced the US federal tax rate from 35% to 21% for tax years beginning after January 1, 2018. Pursuant to ASC 740-10-25-47, the effects of the new federal legislation are recognized upon enactment, which is the date the president signs a bill into law.

Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets of December 31 as follows (in thousands):

	2019	2018
Deferred tax assets	$881	$1,928
Deferred tax liabilities	(3)	(3)
Net deferred tax assets	$878	$1,925

Topic 740 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2019, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2019, the Company had unrecognized tax benefits of $0.2 million that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Balance as of January 1	$79	$79
Additions for tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years	—	—
Settlements	—	—
Balance as of December 31	$79	$79

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. For each the years ended December 31, 2019 and December 31, 2018, the Company had accrued interest and penalties of $0.1 million in the consolidated balance sheet, of which $13 thousand and $11 thousand were accrued in the consolidated statement of operations, for December 31, 2019 and 2018, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect its unrecognized tax benefits to decrease during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2019, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2012-2018
Japan	2015-2018
Republic of Korea	2015-2018
Switzerland	2015-2018
United States	2016-2018

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

The Company made cash donations of $0.7 million and $0.8 million to the M5M Foundation for the year ended December 31, 2019 and December 31, 2018, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Al Bala, the Company’s CEO and President;

•	Chris Simons, the Company’s Regional Vice President EMEA; and

•	Landen Fredrick, the Company's Chief Sales and Marketing Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.

We paid employment compensation of approximately $321,000 in 2019 and 2018 for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective January 1, 2018, Landen Fredrick was promoted from Senior Vice President of Global Operations to Chief Global Sales Officer and President, North America. Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016. Prior to that, Mr. Fredrick served as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves as chairman of the Board of the M5M Foundation.

Mr. Kevin Robbins is a member of the Company's Board of Directors, serving on the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He has also consulted on the associate commission plan. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2019 and 2018, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.0 million and $2.2 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million in each of 2019 and 2018, respectively. The aggregate amount of commission and incentives paid in 2019 and 2018 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.8 million and $2.0 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan. The Company paid less than $0.1 million to Mr. Kevin Robbins for consulting fees in 2019.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in 2019 and $0.2 million in 2018. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2019 and 2018, the Company contributed approximately $0.3 million and $0.3 million to the 401(k) Plan for matching contributions, respectively.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2019	2018
Balance, beginning of year	$388	$367
Service cost	56	61
Interest cost	1	1
Liability (gain) loss	(2)	(18)
Benefits paid to participants	(128)	(31)
Foreign currency	4	8
Balance, end of year	$319	$388

Plan assets:	2019	2018
Fair value, beginning of year	$—	$—
Company contributions	128	31
Benefits paid to participants	(128)	(31)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2019	2018
Benefit obligation	$(319)	$(388)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(319)	$(388)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2019	2018
Accrued benefit liability	$(319)	$(388)
Transition obligation and unrealized gain	(234)	(273)
Net amount recognized in the consolidated balance sheets	$(553)	$(661)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2019	2018
Net periodic cost	$14	$21
Current year actuarial (gain) loss	(2)	(18)
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	(6)	(22)
Total recognized in comprehensive income	$8	$(1)

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2019	2018
Transition obligation	$58	$40
Prior service cost	174	215
Net actuarial gain (loss)	2	18
Total recognized in accumulated other comprehensive gain	$234	$273

2018 estimated amounts of amortized transition obligation (in thousands):	2018
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2019	2018
Projected benefit obligation	$319	$388
Accumulated benefit obligation	319	388
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2019	2018
Discount rate	0.20%	0.30%
Rate of increase in compensation levels	—	—

Components of Expense

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

	2019	2018
Service cost	$56	$61
Interest cost	1	1
Amortization of transition obligation	4	4
Gain (loss)	(4)	(3)
Prior service cost	(43)	(42)
Total pension expense	$14	$21

Estimated Benefits and Contributions

The Company expects to contribute approximately $39,000 to the Benefit Plan in 2020. As of December 31, 2019, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2020	$39
2021	32
2022	62
2023	24
2024	119
Next five years	118
Total expected benefits to be paid	$394

NOTE 10: STOCK BASED COMPENSATION

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2019, the Company had a total of 162,767 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

A summary of changes in stock options outstanding during the year ended December 31, 2019, is as follows:

	2019
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	421	$16.68
Granted	15	16.68
Exercised	(2)	5.72
Expired	(28)	23.88
Forfeit	(25)	16.37
Outstanding at end of year	381	$16.24	4.97	$—
Options exercisable at year end	326	$16.25	5.48	$—

During 2019, the Company issued 1,667 new shares upon the exercise of options and granted 15,000 new options to management and members of the Board. Options exercised during the year ending December 31, 2019 and December 31, 2018 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of less than $0.1 million. Non-vested shares at December 31, 2019 and 2018 were approximately 55,335 and 126,000, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2019	2018
Dividend yield:	7.5%	2.4-2.9%
Risk-free interest rate:	1.9%	2.5-2.8%
Expected market price volatility:	47.6%	55.6-56.4%
Average expected life of stock options:	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatilities of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $3.72 and $7.29 per share, respectively. The total fair value of awards vested during the years ended December 31, 2019 and 2018 was $0.4 million and $0.6 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options and restricted share awards during the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Selling, general and administrative expenses and income from operations before income taxes	$456	$888
Benefit for income taxes	(23)	(50)
Effect on net income	$433	$838

As of December 31, 2019, the Company had approximately $0.2 million of total unrecognized compensation expense related to stock options and restricted share awards currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2020	$136	$11	$125
2021	15	3	12
	$151	$14	$137

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space, automobiles, computer hardware, and warehouse equipment under various non-cancelable operating leases. Some of these leases have renewal options. The Company also leases equipment under various month-to-month cancelable operating leases. For the years ended December 31, 2019 and 2018, total rent expense was approximately $3.2 million and $3.7 million, respectively.

Approximate future minimum rental commitments for non-cancelable operating leases (in thousands) are as follows:

Years ending December 31,
2020	$2,131
2021	1,592
2022	1,145
2023	606
2024	613
Thereafter	2,139
$8,226

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. As of December 31, 2019, the Company is required to purchase an aggregate of $5.3 million through 2022. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of $0.1 million for each of the years ended December 31, 2019 and December 31, 2018, respectively.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2019, the Company would continue to be indebted to the executives for $0.4 million, payable through 2020.

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

Litigation - Product Liability

Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374

On March 4, 2020 a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former Mannatech Associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of 110 million KRW (USD $90,000.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, Mannatech Korea believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Litigation - Product Liability

Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China

On or before September 2, 2019, the Company received service of process of the above-captioned matter. Ruiguo Ma (the “Plaintiff”) is alleging that his child suffered tooth decay after consuming Mannatech’s MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. The Company has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The first hearing occurred on September 11, 2019, and the second hearing occurred on October 30, 2019, where each party presented their respective arguments. The Company anticipates a judgment in the first quarter of 2020. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, the Company believes it has a valid defense and will vigorously defend this claim. This matter remains open.

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

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan. In August of 2016 and December of 2017, the Company's Board of Directors authorized the Company to repurchase up to $0.5 million, respectively, of the Company's outstanding common shares in open market transactions. In August of 2018 and November of 2018, the Company's Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of the Company's common stock to be repurchased in the open market. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of December 31, 2019, there was $18.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.4 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

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

During the year ended December 31, 2019, the Company repurchased 18,753 shares at an average price of $16.25. During the year ended December 31, 2018, the Company repurchased 29,963 shares at an average price of $20.02.

Equity-Based Compensation

During 2019, 1,667 shares were issued for stock option exercises and a total of 14,568 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2017	$5,703	$281	$5,984
Current-period change before reclassifications	(1,661)	—	(1,661)
Amounts reclassified from accumulated other comprehensive income (loss)	—	4	4
Income tax provision	—	10	10
Balance as of December 31, 2018	$4,042	$295	$4,337
Current-period change before reclassifications	(607)	—	(607)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	41
Income tax provision	—	(14)	(14)
Balance as of December 31, 2019	$3,435	$322	$3,757

Dividends

On March 12, 2019, the Board declared a dividend of $0.125 per share that was paid on March 29, 2019 to shareholders of record on March 22, 2019, for an aggregate amount of $0.3 million.

On May 31, 2019, the Board declared a dividend of $0.125 per share that was paid on June 28, 2019 to shareholders of record on June 21, 2019, for an aggregate amount of $0.3 million.

On August 15, 2019, the declared a dividend of $0.125 per share that was paid on September 24, 2019 to shareholders of record on September 10, 2019, for an aggregate amount of $0.3 million.

On November 18, 2019, the Board declared a dividend of $0.125 per share that was paid on December 27, 2019 to shareholders of record on December 13, 2019, for an aggregate amount of $0.3 million.

During the year ended December 31, 2019, the Company declared and paid dividends amounting to an aggregate of $1.2 million. During the year ended December 31, 2018, the Company declared and paid dividends amounting to an aggregate of $3.1 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

In determining the potential dilution effect of outstanding stock options during 2019, the Company used the average common stock close price of $17.11 per share. For the year ended December 31, 2019, there were 2.39 million weighted-average common shares outstanding used for the basic EPS calculation. Approximately 0.05 million shares subject to options were included in the calculation resulting in 2.44 million dilutive shares used to calculate diluted EPS. For the year ended December 31, 2019, approximately 1.0 million of the Company's stock options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

For the year ended December 31, 2018, shares of the Company's stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2018.

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

The Company operates facilities in thirteen countries and sells product in twenty-six countries around the world. These facilities are located in the United States, Canada, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong, Singapore, Colombia and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2019		2018
Americas	$48.0	30.4%	$58.7	33.8%
Asia/Pacific	96.0	60.9%	101.7	58.6%
EMEA	13.7	8.7%	13.2	7.6%
Total	$157.7	100.0%	$173.6	100.0%

	2019	2018
Consolidated product sales	$154.6	$170.2
Consolidated pack sales and associate fees	2.3	2.5
Consolidated other	0.8	0.9
Total	$157.7	$173.6

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2019	2018
Americas	$5.1	$5.5
Asia/Pacific	1.0	1.3
EMEA	—	—
Total	$6.1	$6.8

Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2019	2018
Americas	$5.4	$4.5
Asia/Pacific	3.8	6.3
EMEA	1.0	2.0
Total	$10.2	$12.8

NOTE 16: SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") first identified in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and continues to spread throughout the United States. As a result, we are taking steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time.

The Company depends on an independent salesforce of distributors (referred to as “associates”) to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives could impact their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 may also materially decrease demand for the Company’s products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, the Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

In some cases, the Company is experiencing shortages of raw materials and ingredients. We have started to experience challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. Also, due to the impacts on the global supply chain, the Company may find obstacles in shipping to our customers.

While the conditions described above are expected to be temporary, prolonged workforce disruptions, continued disruption in our supply chain and potential decreases in consumer demands may negatively impact sales in fiscal year 2020 and the Company’s overall liquidity. Moreover, the outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown, which would decrease the Company’s value.

We have procedures in place designed to promote and enforce compliance by our employees and independent associates related to the regulations that govern the sale and distribution of our products. Procedures are in place to implement sanctions against an independent associate who violates the Company’s policies regarding claims that our products can treat, cure, mitigate or prevent any disease. If our associates are non-compliant in their claims of the products, the Company could face regulatory scrutiny, which could result in fines or other penalties, which would impact how we operate and could negatively affect the Company’s sales and operations in 2020.

The full impact of COVID-19 continues to evolve as of the date of this report. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of

COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for fiscal year 2020.