Form 10-Q
period 2020-03-31
MANNATECH INC
filed 2020-05-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2020
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
Yes ☐ No ☒

As of April 30, 2020, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,389,206.

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
Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
•the impact of the outbreak of the novel coronavirus ("COVID-19") pandemic;
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2020 (unaudited)	December 31, 2019
Cash and cash equivalents	$24,489	$24,762
Restricted cash	943	943
Accounts receivable, net of allowance of $717 and $708 in 2020 and 2019, respectively	271	955
Income tax receivable	1,243	220
Inventories, net	11,545	10,152
Prepaid expenses and other current assets	2,947	2,239
Deferred commissions	1,789	1,758
Total current assets	43,227	41,029
Property and equipment, net	4,871	5,261
Construction in progress	973	865
Long-term restricted cash	4,993	5,295
Other assets	9,634	9,592
Long-term deferred tax assets, net	1,013	881
Total assets	$64,711	$62,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$80	$87
Accounts payable	4,929	3,526
Accrued expenses	6,573	8,209
Commissions and incentives payable	10,233	9,728
Taxes payable	1,944	2,187
Current notes payable	1,039	739
Deferred revenue	5,223	4,416
Total current liabilities	30,021	28,892
Finance leases, excluding current portion	187	176
Deferred tax liabilities	3	3
Long-term notes payable	228	363
Other long-term liabilities	5,937	6,214
Total liabilities	36,376	35,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,389,206 shares outstanding as of March 31, 2020 and 2,742,857 shares issued and 2,381,131 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	34,063	34,143
Retained earnings (accumulated deficit)	1,797	(690)
Accumulated other comprehensive income	2,123	3,757
Treasury stock, at average cost, 353,651 shares as of March 31, 2020 and 361,726 shares as of December 31, 2019	(9,648)	(9,935)
Total shareholders’ equity	28,335	27,275
Total liabilities and shareholders’ equity	$64,711	$62,923
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2020	2019
Net sales	$36,605	$37,973
Cost of sales	7,008	7,427
Gross profit	29,597	30,546

Operating expenses:
Commissions and incentives	14,889	15,199
Selling and administrative expenses	6,855	7,576
Depreciation and amortization expense	520	528
Other operating costs	5,322	6,123
Total operating expenses	27,586	29,426

Income from operations	2,011	1,120
Interest income (expense), net	50	(95)
Other (expense) income, net	(208)	4
Income before income taxes	1,853	1,029

Income tax (provision) benefit	934	(341)
Net income	$2,787	$688

Earnings per common share:
Basic	$1.17	$0.29
Diluted	$1.15	$0.28

Weighted-average common shares outstanding:
Basic	2,391	2,396
Diluted	2,415	2,462

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,787	$688
Foreign currency translations	(1,634)	(441)
Comprehensive income	$1,153	$247

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2019	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net income	—	—	688	—	—	688
Payment of cash dividends	—	—	(303)	—	—	(303)
Charge related to stock-based compensation	—	107	—	—	—	107
Issuance of unrestricted shares	—	(141)	—	—	421	280
Repurchase of common stock	—	—	—		(9)	(9)
Foreign currency translations	—	—	—	(441)	—	(441)
Balance at March 31, 2019	$—	$33,905	$(2,397)	$3,896	$(9,758)	$25,646

Balance at January 1, 2020	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net income	—	—	2,787	—	—	2,787
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	83	—	—	—	83
Issuance of unrestricted shares	—	(163)	—	—	373	210
Repurchase of common stock	—	—	—	—	(86)	(86)
Foreign currency translations	—	—	—	(1,634)	—	(1,634)
Balance at March 31, 2020	$—	$34,063	$1,797	$2,123	$(9,648)	$28,335

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,787	$688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	520	528
Non-cash operating lease expense	576	441
Provision for inventory losses	36	178
Provision for doubtful accounts	21	37
Loss on disposal of assets	—	62
Charge related to stock-based compensation	292	388
Deferred income taxes	(132)	200
Changes in operating assets and liabilities:
Accounts receivable	663	(74)
Income tax receivable	(1,024)	49
Inventories	(1,429)	(206)
Prepaid expenses and other current assets	257	(35)
Deferred commissions	(31)	29
Other assets	(1,166)	(285)
Accounts payable	1,403	(844)
Accrued expenses and other liabilities	(1,735)	(137)
Taxes payable	(243)	(117)
Commissions and incentives payable	505	(1,110)
Deferred revenue	807	119
Net cash provided by (used in) operating activities	2,107	(89)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(232)	(429)
Net cash used in investing activities	(232)	(429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(86)	(9)
Payment of cash dividends	(300)	(303)
Repayment of notes payable and finance lease obligations	(458)	(247)
Net cash used in financing activities	(844)	(559)
Effect of currency exchange rate changes on cash and cash equivalents	(1,606)	(426)
Net decrease in cash, cash equivalents, and restricted cash	(575)	(1,503)
Cash, cash equivalents, and restricted cash at the beginning of the period	31,000	30,584
Cash, cash equivalents, and restricted cash at the end of the period	$30,425	$29,081

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$362	$181
Interest paid on finance leases and other financing arrangements	19	27
Operating lease right-of-use assets recorded upon adoption of ASC 842	—	4,638
Finance lease right-of-use assets recorded upon adoption of ASC 842	—	103
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	—	207
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	47	—
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2019 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2020 (the “2019 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2019 Annual Report.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and continues to spread throughout the United States. We have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time.

The Company depends on an independent salesforce of distributors (“associates”) to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives could impact their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 may also materially decrease demand for the Company’s products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, the Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

For some products, the Company is experiencing shortages of raw materials and ingredients. We have started to experience challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. Also, due to the impacts on the global supply chain, the Company may find obstacles in shipping to our customers.

While the conditions described above are expected to be temporary, prolonged workforce disruptions, continued disruption in our supply chain and potential decreases in consumer demands may negatively impact sales in fiscal year 2020 and the Company’s overall liquidity. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2020, and December 31, 2019, credit card receivables were $1.6 million and $0.7 million, respectively. As of March 31, 2020, and December 31, 2019, cash and cash equivalents held in bank accounts in foreign countries totaled $16.6 million and $18.2 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $18.5 million and $19.2 million at March 31, 2020 and December 31, 2019, respectively. In addition, for the three months ended March 31, 2020 and 2019, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea.  An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of March 31, 2020, and December 31, 2019, our total restricted cash was $5.9 million and $6.2 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents at beginning of period	$24,762	$21,845
Current restricted cash at beginning of period	943	1,514
Long-term restricted cash at beginning of period	5,295	7,225
Cash, cash equivalents, and restricted cash at beginning of period	$31,000	$30,584

Cash and cash equivalents at end of period	$24,489	$24,762
Current restricted cash at end of period	943	943
Long-term restricted cash at end of period	4,993	5,295
Cash, cash equivalents, and restricted cash at end of period	$30,425	$31,000

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2020, and December 31, 2019, receivables consisted primarily of amounts due from preferred customers and associates. As of March 31, 2020 and December 31, 2019, the Company's accounts receivable balance (net of allowance) was $0.3 million and $1.0 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of March 31, 2020 and December 31, 2019, the Company held an allowance for doubtful accounts of $0.7 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

At each of March 31, 2020 and December 31, 2019, other assets were $9.6 million. These amounts primarily consisted of right-of-use assets related to office building and equipment leases, net of lease incentives, of $5.1 million and $4.8 million as of March 31, 2020 and December 31, 2019, respectively. See Note 8, Leases for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $2.0 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively. Additionally, included in the March 31, 2020 and December 31, 2019 balances were $2.3 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the March 31, 2020 and December 31, 2019 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of March 31, 2020 and December 31, 2019, accrued expenses were $6.6 million and $8.2 million, respectively. These amounts primarily consisted of $1.6 million and $2.3 million representing employee benefits, which included accrued wages, bonus and severance as of March 31, 2020 and December 31, 2019, respectively. Also included in the March 31, 2020 and December 31, 2019 balances were non-inventory accrued liabilities of $2.0 million and $2.2 million, respectively. Additionally, included in the March 31, 2020 and December 31, 2019 balances were $1.4 million and $1.7 million for the current portion of lease liabilities, respectively, and $0.8 million and $0.9 million for accrued auditing and accounting fees, respectively. At March 31, 2020 and December 31, 2019 other accrued expenses were $0.7 million and $1.2 million, respectively.

Notes Payable

Notes payable were $1.3 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At March 31, 2020, the current portion was $1.0 million. At December 31, 2019, the current portion was $0.7 million.

Other Long-Term Liabilities

Other long-term liabilities were $5.9 million and $6.2 million as of March 31, 2020 and December 31, 2019, respectively.  As of March 31, 2020 and December 31, 2019, the balance is primarily composed of long-term operating lease obligations of $5.0 million and $4.6 million, respectively. See Note 8, Leases for more information. Additionally, as of March 31, 2020 and December 31, 2019, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s 2019 Annual Report). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of March 31, 2020 and December 31, 2019, accrued restoration costs related to these leases amounted to $0.3 million. At each of March 31, 2020 and December 31, 2019, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million (see Note 9, Employee Benefit Plans, of the Company’s 2019 Annual Report).

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

Contracts with Multiple Performance Obligations

Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the sale of the product.

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

Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $1.8 million for the year ended December 31, 2019. Of this balance, $1.3 million was amortized to commissions expense for the three months ended March 31, 2020. At March 31, 2020, deferred commissions were $1.8 million.

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2019, the Company’s deferred revenue was $4.4 million. Of this balance, $3.9 million was recognized as revenue for the three months ended March 31, 2020. At March 31, 2020, the Company’s deferred revenue was $5.2 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at March 31, 2020 and December 31, 2019 was $3.0 million and $3.1 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(678)
Loyalty points used	(2,524)
Loyalty points vested	1,959
Loyalty points unvested	1,159
Loyalty deferred revenue as of March 31, 2020	$3,043

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2020 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	248
Adjustment related to sales made in prior periods	(8)
Actual returns or credits related to current period	(179)
Actual returns or credits related to prior periods	(55)
Sales reserve as of March 31, 2020	$74

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

Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances classified as equity in its Korea, Mexico, Colombia, and Cyprus operations, and changes in the pension obligation for its Japanese employees.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of March 31, 2020 and December 31, 2019, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$2,733	$2,685
Finished goods	9,512	8,341
Inventory reserves for obsolescence	(700)	(874)
Total	$11,545	$10,152

NOTE 3: INCOME TAXES

For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was (50.4)% and 33.2%, respectively. For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020.

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three months ended March 31, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

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

In determining the potential dilutive effect of outstanding stock options for each of the three months ended March 31, 2020 and 2019, the Company used the quarterly average common stock close price of $14.23 and $18.97 per share, respectively.

For the three months ended March 31, 2020, there were 2.39 million weighted-average common shares outstanding used for the basic EPS calculation. Approximately 0.02 million shares subject to options were included in the calculation resulting in 2.42 million dilutive shares used to calculate diluted EPS. For the three months ended March 31, 2020, approximately 0.3 million of the Company's stock options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

For the three months ended March 31, 2019, there were 2.40 million weighted-average common shares outstanding used for the basic EPS calculation. Approximately 0.07 million shares subject to options were included in the calculation resulting in 2.46 million dilutive shares used to calculate diluted EPS. For the three months ended March 31, 2019, approximately 0.1 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2020, the Company had a total of 149,393 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2020 and 2019, the Company granted no stock options. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2020	2019
Total gross compensation expense	$38	$108
Total tax benefit associated with compensation expense	4	6
Total net compensation expense	$34	$102

As of March 31, 2020, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2020	Year ending December 31,
		2021	2022	2023
Total gross unrecognized compensation expense	$38	$8	$—	$—
Tax benefit associated with unrecognized compensation expense	4	2	—	—
Total net unrecognized compensation expense	$34	$6	$—	$—

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

During the three months ended March 31, 2020, the Company repurchased 5,299 additional shares of its common stock outstanding.

As of March 31, 2020, the Company had 2,389,206 shares of common stock outstanding.

During the three months ended March 31, 2019, the Company repurchased 498 shares of its common stock outstanding.

As of March 31, 2019, the Company had 2,395,219 shares of common stock outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, reflected in the Consolidated Statement of Shareholders’ Equity, represents net income plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2019	$3,435	$322	$3,757
Current-period change (1)	(1,634)	—	(1,634)
Balance as of March 31, 2020	$1,801	$322	$2,123
(1)No material amounts reclassified from accumulated other comprehensive income.

Dividends

On February 14, 2020, the Board declared a dividend of $0.125 per share that was paid on March 27, 2020 to shareholders of record on March 13, 2020, for an aggregate amount of $0.3 million.

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

Insured Litigation - Product Liability

Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374
On March 4, 2020, a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former independent Mannatech associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of 110 million KRW (USD $90,000.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. Court hearings have been delayed due to COVID-19. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, Mannatech Korea believes it has a valid defense and will vigorously defend this claim. This matter remains open.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China
On or before September 2, 2019, the Company received service of process of the above-captioned matter. Ruiguo Ma, (the "Plaintiff") is alleging that his child suffered tooth decay after consuming Mannatech's MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. The Company has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The first hearing occurred on September 11, 2019, and the second hearing occurred on October 30, 2019, where each party presented their respective arguments. Court hearings and judgments are postponed due to COVID-19. The Company anticipates a judgment in the second quarter of 2020.

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

NOTE 8: LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases, ("ASC Topic 842") using the modified retrospective approach, which was applied to historical leases that were still effective as of January 1, 2019. Results for reporting periods beginning January 1, 2019, are presented in accordance with ASC Topic 842, while prior period amounts are reported in accordance with historical accounting treatment under ASC Topic 840, Leases, ("ASC Topic 840"). In accordance with the adoption of ASC Topic 842, the Company now records a net operating lease right-of-use ("ROU") asset and operating lease liability on the Consolidated Balance Sheets for all operating leases with a contract term in excess of 12 months or a net present value more than corporate capitalization thresholds. Prior to the adoption of ASC Topic 842, these same leases were treated as operating leases under ASC Topic 840 and therefore were not recorded on the Consolidated Balance Sheets. There was no impact to retained earnings and no significant impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows as a result of adopting ASC Topic 842.

Lease Recognition

The Company has entered into contractual lease arrangements to rent office space and other office equipment from third-party lessors. If a contract conveys the right to control the use of identified Property, Plant and Equipment (an identified asset) for a period of time in exchange for consideration, the Company considers the contract to be a lease, or to contain a lease, in accordance with ASC Topic 842. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease. Operating lease liabilities and financing lease liabilities are recorded at the present value of lease payments over the lease term at the commencement date. The related ROU assets are recorded on the same date at the amount of the initial liability, adjusted for incentives received, prepayments made to the lessor, and any initial direct costs incurred, as applicable. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company accounts for lease components, such as office space, separately from the non-lease components, such as maintenance service fees, based on estimated costs from the vendor. The Company uses the implicit interest rate when readily determinable; however, most of the Company's lease agreements do not provide an implicit interest rate. As such, the Company determines the present value of future lease payments using the incremental borrowing rate available at the commencement date of the contract, or as of January 1, 2019 in the case of existing leases at adoption of ASC 842. The incremental borrowing rate is the rate available to the Company for a fully collateralized, fully amortizing loan, with the same term as the lease. ROU assets related to operating leases also include any lease incentives received in the recognition of the present value of future lease payments. Certain of the Company's leases may also include escalation clauses or options to extend or terminate the lease. These options are

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. None of the Company’s current leases contain guarantees of residual value. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Lease costs represent the straight-line lease expense of ROU assets and short-term leases. The Company determines if an arrangement is a lease at inception of the contract. Resulting operating lease assets are recorded on the Consolidated Balance Sheets as a component of "Other assets" with offsetting liabilities recorded as a component of "Accrued expenses" and "Other long-term liabilities". Finance lease assets are recorded on the Consolidated Balance Sheets as a component of “Property and equipment, net” with related liabilities recorded as “Current portion of finance leases” or as “Finance leases, excluding current portion”. As of March 31, 2020, the Company has seven financing leases, all of which pertain to certain equipment used in the business. In general, the Company’s operating leases relate to office space used in the Company’s operations, including its headquarters in Flower Mound, Texas, as well as office space in other locations around the globe in which the Company does business.

As of March 31, 2020 and 2019 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2020	March 31, 2019
Right-of-use assets
Operating leases	Other assets	$5,060	$4,812
Finance leases	Property and equipment, net	362	136
Total right-of-use assets		$5,422	$4,948

Lease liabilities
Current portion
Operating leases	Accrued expenses	$1,386	$1,836
Finance leases	Current portion of finance leases	80	81
Long-term
Operating leases	Other long-term liabilities	5,009	4,618
Finance leases	Finance leases, excluding current portion	187	73
Total leased liabilities		$6,662	$6,608

We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	Other operating cost	$616	$755
Finance lease cost
Amortization of leased assets	Depreciation and amortization	22	23
Interest on lease liabilities	Interest expense	4	2
Total lease cost		$642	$780

For the three months ended March 31, 2020 and 2019 cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$559	$755
Financing cash flows from finance leases	47	12

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 future minimum lease payments on operating and financing leases were as follows (in thousands):

	March 31, 2020
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2020	$1,258	$77
2021	1,585	100
2022	1,161	74
2023	604	45
2024	612	21
Thereafter	2,139	1
Total minimum lease payments	$7,359	$318
Imputed interest	(964)	(52)
Present value of minimum lease payments	$6,395	$266

Lease term and discount rates related to the Company's leases are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating leases
Weighted-average remaining lease term (years)	6.1	7.1
Weighted-average discount rate	4.3%	4.7%

Financing leases
Weighted-average remaining lease term (years)	3.4	2.3
Weighted-average discount rate	5.6%	6.9%

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2020.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2020 and December 31, 2019.

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$5,089	$—	$—	$5,089
Interest bearing deposits – various banks	9,708	—	—	9,708
Total assets	$14,797	$—	$—	$14,797
Amounts included in:
Cash and cash equivalents	$9,740	$—	$—	$9,740
Restricted cash	679	—	—	679
Long-term restricted cash	4,378	—	—	4,378
Total	$14,797	$—	$—	$14,797

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$5,000	$—	$—	$5,000
Interest bearing deposits – various banks	8,962	$—	$—	8,962
Total assets	$13,962	$—	$—	$13,962
Amounts included in:
Cash and cash equivalents	$8,636	$—	$—	$8,636
Restricted cash	679	—	—	679
Long-term restricted cash	4,647	—	—	4,647
Total	$13,962	$—	$—	$13,962

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-four countries. Each of the business units sells similar packs (with the exception of the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Sweden and the United Kingdom, where packs have been replaced with associate fees, see Note 1, Organization and Summary of Significant Accounting Policies) and products and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by pack sales and associate fees and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The Company operates facilities in twelve countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong, Singapore and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2020		2019
Americas	$11.7	32.0%	$11.9	31.3%
Asia/Pacific	21.4	58.5%	22.8	60.0%
EMEA	3.5	9.5%	3.3	8.7%
Totals	$36.6	100.0%	$38.0	100.0%

	Three Months Ended March 31,
	2020	2019
Consolidated product sales	$35.9	$37.2
Consolidated pack sales and associate fees	0.5	0.6
Consolidated other	0.2	0.2
Consolidated total net sales	$36.6	$38.0

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2020 and December 31, 2019, reside in the following regions, as follows (in millions):

Region	March 31, 2020	December 31, 2019
Americas	$4.8	$5.1
Asia/Pacific	1.0	1.0
EMEA	—	—
Total	$5.8	$6.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2020	December 31, 2019
Americas	$5.5	$5.4
Asia/Pacific	4.8	3.8
EMEA	1.2	1.0
Total	$11.5	$10.2

NOTE 11: SUBSEQUENT EVENTS

On April 10, 2020, the Company received loan proceeds of $2,243,687 (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the recent CARES Act and is administered by the U.S. Small Business Administration. The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2020 as compared to the same period in 2019, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Item 1A “Risk Factors” in Part II of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2019. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 166,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $1.4 million, or 3.6%, to $36.6 million, during the three months ended March 31, 2020, as compared to the same period in 2019. For the three months ended March 31, 2020, our net sales declined 0.5% on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange caused a $1.2 million decrease in GAAP net sales as compared to the same period in 2019. For the three months ended March 31, 2020 and 2019, our operations outside of the Americas accounted for approximately 68.0% and 68.7%, respectively, of our consolidated net sales.

The net sales comparisons for the three months ended March 31, 2020 were primarily affected by the worldwide spread of COVID-19 resulting in a decrease in the number of product orders.

•
The number of product orders decreased by 2.6% to 210,567 for the three months ended March 31, 2020, as compared to 216,154 during the same period in 2019. For the three months ended March 31, 2020, the average product order value increased 1.1%, to $183, as compared to $181 for the same period in 2019.

•
The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 7.8% during the first quarter of 2020 to 22,354, as compared to 24,348 during the same period in 2019. The average value of packs and associate fees decreased to $20 for the first quarter of 2020, as compared to $23 for the same period in 2019.

We have started to experience challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. We have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $0.2 million for the three months ended March 31, 2020 compared to the same period in 2019. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019		Change from 2019 to 2020
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$36,605	100.0%	$37,973	100.0%	$(1,368)	(3.6)%
Cost of sales	7,008	19.1%	7,427	19.6%	(419)	(5.6)%
Gross profit	29,597	80.9%	30,546	80.4%	(949)	(3.1)%

Operating expenses:
Commissions and incentives	14,889	40.7%	15,199	40.0%	(310)	(2.0)%
Selling and administrative expenses	6,855	18.7%	7,576	20.0%	(721)	(9.5)%
Depreciation and amortization expense	520	1.4%	528	1.4%	(8)	(1.5)%
Other operating costs	5,322	14.5%	6,123	16.1%	(801)	(13.1)%
Total operating expenses	27,586	75.4%	29,426	77.5%	(1,840)	(6.3)%
Income from operations	2,011	5.5%	1,120	2.9%	891	79.6%
Interest income (expense)	50	0.1%	(95)	(0.3)%	145	152.6%
Other income (expense), net	(208)	(0.6)%	4	—%	(212)	(5,300.0)%
Income before income taxes	1,853	5.1%	1,029	2.7%	824	80.1%
Benefit (provision) for income taxes	934	2.6%	(341)	(0.9)%	1,275	(373.9)%
Net income	$2,787	7.6%	$688	1.8%	$2,099	305.1%

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

Three-month period ended (in millions, except percentages)	March 31, 2020		March 31, 2019	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$36.6	$37.8	$38.0	$(0.2)	(0.5)%
Product	35.9	37.0	37.2	(0.2)	(0.5)%
Pack sales and associate fees	0.5	0.5	0.6	(0.1)	(16.7)%
Other	0.2	0.2	0.2	—	—%
Gross profit	29.6	30.5	30.5	—	—%
Income from operations	2.0	2.3	1.1	1.2	109.1%

Net Sales

Consolidated net sales for the three months ended March 31, 2020 decreased by $1.4 million, or 3.6%, to $36.6 million as compared to $38.0 million for the same period in 2019.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2020 and 2019 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Americas	$11.7	32.0%	$11.9	31.3%
Asia/Pacific	21.4	58.5%	22.8	60.0%
EMEA	3.5	9.5%	3.3	8.7%
Total	$36.6	100.0%	$38.0	100.0%

For the three months ended March 31, 2020, net sales in the Americas decreased by $0.2 million, or 1.7%, to $11.7 million, as compared to $11.9 million for the same period in 2019. This decrease was primarily due to a 31.1% decline in the number of active independent associates and preferred customers, which was partially offset by a 43.2% increase in revenue per active independent associate and preferred customer.

For the three months ended March 31, 2020, our operations outside of the Americas accounted for approximately 68% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 68.7% of our consolidated net sales.

For the three months ended March 31, 2020, Asia/Pacific net sales decreased by $1.4 million, or 6.1%, to $21.4 million, as compared to $22.8 million for the same period in 2019. This decrease was primarily due to a 10.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 6.3% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen, Hong Kong Dollar and Taiwanese Dollar.

For the three months ended March 31, 2020, EMEA net sales increased by $0.2 million, or 6.1%, to $3.5 million, as compared to $3.3 million for the same period in 2019. This increase was primarily due to a 17.4% increase in revenue per active independent associate and preferred customer, which was partially offset by a 9.5% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.2 million for the three-month period ending March 31, 2020 as compared to the same period in 2019.  The currency impact is primarily due to the weakening of the South Africa Rand, the British Pound, and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•	the impact of the COVID-19 pandemic;

•	changes in our sales prices;

•	changes in shipping fees;

•	changes in consumer demand;

•	changes in the number of independent associates and preferred customers;

•	changes in competitors’ products;

•	changes in economic conditions;

•	changes in regulations;

•	announcements of new scientific studies and breakthroughs;

•	introduction of new products;

•	discontinuation of existing products;

•	adverse publicity;

•	changes in our commissions and incentives programs;

•	direct competition; and

•	fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$35.9	$37.2	$(1.3)	(3.5)%
Consolidated pack sales and associate fees	0.5	0.6	(0.1)	(16.7)%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$36.6	$38.0	$(1.4)	(3.7)%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended March 31, 2020 decreased by $1.3 million, or 3.5%, as compared to the same period in 2019. The decrease in product sales was primarily due to a decrease in the number of orders partially offset by an increase in the average order value. The average order value for the three months ended March 31, 2020 was $183, as compared to $181 for the same period in 2019. The number of orders processed during the three months ended March 31, 2020 decreased by 2.6%, as compared to the same period in 2019.

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

In Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials.

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the three months ended March 31, (in millions, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	Dollar	Percentage
New	$0.1	$0.2	$(0.1)	(50.0)%
Continuing	0.4	0.4	—	—%
Total	$0.5	$0.6	$(0.1)	(16.7)%

Total pack sales and associate fees for the three months ended March 31, 2020 decreased by $0.1 million, or 16.7%, to $0.5 million, as compared to $0.6 million for the same period in 2019. Average pack and associate fee value for the three months ended March 31, 2020 was $20, as compared to $23 for the same period in 2019. The total number of packs and associate fees sold decreased by 1,994, or 8.2%, to 22,354 for the three months ended March 31, 2020, as compared to the same period in 2019.

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

During 2019 and continuing into 2020, we took the following actions to recruit and retain associates and preferred customers:

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2020 and 2019 were as follows:

	2020		2019
New	80,000	48.2%	88,000	43.3%
Continuing	86,000	51.8%	115,000	56.7%
Total	166,000	100.0%	203,000	100.0%

As COVID-19 spread into our markets, recruitment of new independent associates and preferred customers decreased 8.2% in the first quarter of 2020, as compared to the first quarter of 2019. The number of new independent associate and preferred customer positions held by individuals in our network for the first quarter of 2020 was approximately 18,687, as compared to 20,363 for the same period in 2019.

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

For the three months ended March 31, 2020 and 2019, other sales were $0.2 million.

Gross Profit

For the three months ended March 31, 2020, gross profit decreased by $0.9 million, or 3.1%, to $29.6 million, as compared to $30.5 million for the same period in 2019. For the three months ended March 31, 2020, gross profit as a percentage of net sales increased to 80.9%, as compared to 80.4% for the same period in 2019 due to improved product costs.

Commissions and Incentives

Commission expenses for the three months ended March 31, 2020 decreased by 4.2%, or $0.6 million, to $14.3 million, as compared to $14.9 million for the same period in 2019. For the three months ended March 31, 2020, commissions as a percentage of net sales decreased to 39.1% from 39.3% for the same period in 2019.

Incentive costs for the three months ended March 31, 2020 increased by 112.2%, or $0.3 million, to $0.6 million, as compared to $0.3 million for the same period in 2019. For the three months ended March 31, 2020, incentives as a percentage of net sales increased to 1.6% from 0.7% for the same period in 2019.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2020, selling and administrative expenses decreased by $0.7 million, or 9.5%, to $6.9 million, as compared to $7.6 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $0.7 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2020 decreased to 18.7% from 20.0% for the same period in 2019.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended March 31, 2020, other operating costs decreased by $0.8 million, or 13.1%, to $5.3 million, as compared to $6.1 million for the same period in 2019. For the three months ended March 31, 2020, other operating costs as a percentage of net sales decreased to 14.5% from 16.1% for the same period in 2019. The decrease in operating costs was primarily due to a $0.3 million decrease in office expenses, a $0.3 million decrease in legal and consulting fees and a $0.2 million decrease in travel and entertainment.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for the three months ended March 31, 2020 and 2019.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other expense was $208,000 for the three months ended March 31, 2020 and other income was $4,000 for the three months ended March 31, 2019.

Income Tax Benefit (Provision)

Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2020	2019
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China(1)	5.0%	25.0%
Colombia(2)	33.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	30.2%
Mexico	30.0%	30.0%
Norway	23.0%	23.0%
Republic of Korea	22.0%	22.0%
Russia(3)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland(4)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(5)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States	23.8%	23.8%
(1)For 2020, the Company qualifies for a reduced 5% tax rate in China as a Small Low Profit Enterprise.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintains the legal entity, Mannatech Colombia SAS.
(3)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(4)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(5)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2020 and 2019, the Company’s effective tax rate was -50.4% and 33.2%, respectively. The effective tax rate for the three months ended March 31, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses, as allowed by the provisions of the CARES Act, enacted March 27, 2020.

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three months ended March 31, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on our future operations, financial position, and liquidity in fiscal year 2020.

The effective tax rate for the three months ended March 31, 2019 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2020, our cash and cash equivalents decreased by 1.1%, or $0.3 million, to $24.5 million from $24.8 million as of December 31, 2019. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of March 31, 2020 and December 31, 2019. The long-term portion of restricted cash balances were $5.0 million and $5.3 million at March 31, 2020 and 2019, respectively. Finally, fluctuations in currency rates produced a decrease of $1.6 million and an increase of $0.4 million in cash and cash equivalents for the three months ended March 31, 2020 and 2019, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2020 and December 31, 2019, our working capital was $13.2 million and $12.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2020	2019
Operating activities	$2.1	$(0.1)
Investing activities	$(0.2)	$(0.4)
Financing activities	$(0.8)	$(0.6)

Operating Activities

Due to profitable operations, cash provided by operating activities was $2.1 million for the three months ended March 31, 2020, compared to cash used in operating activities of $0.1 million for the same period in 2019. During the three months ended March 31, 2019, sources of cash included income tax receivable, commissions and incentives payable, and taxes payable, and the uses of cash included deferred income taxes, prepaid expenses and other current assets, and accounts payable.

Investing Activities

For the three months ended March 31, 2020 and 2019, we invested cash of $0.2 million and $0.4 million, respectively. During the three months ended March 31, 2020, we invested approximately $0.2 million in back-office software projects. During the three months ended March 31, 2019, we invested approximately $0.3 million in back-office software projects, $0.1 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the three months ended March 31, 2020 and 2019, our financing activities used cash of $0.8 million and $0.6 million, respectively. For the three months ended March 31, 2020, we used $0.5 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders. For the three months ended March 31, 2019, we used $0.2 million in the repayment of capital lease obligations and $0.3 million in payments of dividends to shareholders.

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

On April 10, 2020, the Company received loan proceeds of $2,243,687 (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the recent CARES Act and was administered by the U.S. Small Business Administration (the SBA). The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and continues to spread throughout the United States. We are taking steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time.

The Company depends on an independent salesforce of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives could impact their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 may also materially decrease demand for the Company’s products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, the Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

For some products, the Company is experiencing shortages of raw materials and ingredients. We have started to experience challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. Also, due to the impacts on the global supply chain, the Company may find obstacles in shipping to our customers.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of March 31, 2020, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2020	2021	2022	2023	2024	2025	Thereafter		Total
Finance lease obligations	$77	$100	$74	$45	$21	$1	$—		$318
Purchase obligations (1)(2)	3,875	67	67	—	—	—	—		4,009
Operating lease obligations (3)	1,511	1,613	1,196	605	612	611	1,528	(6)	7,676
Note payable and other financing arrangements	865	449	—	—	—	—	—		1,314
Employment agreements	440	—	—	—	—	—	—		440
Royalty agreement	44	7	—	—	—	—	—		51
Tax liability (4)	—	—	—	—	—	—	194		194
Other obligations (5)	212	33	181	24	120	—	495		1,065
Total commitments and obligations	$7,024	$2,269	$1,518	$674	$753	$612	$2,217		$15,067

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $15.8 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of March 31, 2020.
(3)Represents the minimum future payments, including imputed interest, for operating leases within the scope of Topic 842. Of the total present value of lease liabilities, $1.4 million was recorded in "Accrued expenses" and $5.0 million was recorded in "Other long-term liabilities".
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of March 31, 2020.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of March 31, 2020, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at March 31, 2020
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	2.2 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.8 million
Total		$4.9 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2020 and the year ended December 31, 2019.

Uncertain Income Tax Positions and Tax Valuation Allowances

As of March 31, 2020, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three months ended March 31, 2020.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three months ended March 31, 2020, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At March 31, 2020 and December 31, 2019, deferred revenue was $5.2 million and $4.4 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at March 31, 2020 and December 31, 2019 was $3.0 million and $3.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $1.8 million at each of March 31, 2020 and December 31, 2019.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(678)
Loyalty points used	(2,524)
Loyalty points vested	1,959
Loyalty points unvested	1,159
Loyalty deferred revenue as of March 31, 2020	$3,043

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2020, we had 149,393 shares available for grant in the future. During the three months ended March 31, 2020, the Company granted no stock options.

Contingencies and Litigation

Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve includes an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. We consult with our general and outside counsel to determine the legal reserve, which is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserve and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount, which could reduce net income, earnings per share, and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") which defers the effective date for smaller reporting companies by three years to December 15, 2022 for fiscal years, and interim periods within those fiscal years, beginning after that date. This standard will be effective for us on January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada , Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2020 were as follows:

	Three months ended March 31, 2020			As of March 31, 2020
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.57275	0.70174	0.65980	0.61522
Canada (Canadian Dollar)	0.68826	0.77088	0.74642	0.70859
China (Renminbi)	0.14094	0.14580	0.14331	0.14094
Colombia (Peso)	0.00024	0.00031	0.00029	0.00025
Czech Republic (Koruna)	0.03896	0.04479	0.04317	0.04047
Denmark (Kroner)	0.14347	0.15298	0.14771	0.14814
Hong Kong (Hong Kong Dollar)	0.12829	0.12902	0.12869	0.12897
Japan (Yen)	0.00895	0.00976	0.00918	0.00928
Mexico (Peso)	0.04007	0.05396	0.05058	0.04192
New Zealand (New Zealand Dollar)	0.56727	0.67358	0.63657	0.60162
Norway (Krone)	0.08547	0.11406	0.10617	0.09473
Republic of Korea (Won)	0.00079	0.00087	0.00084	0.00082
Singapore (Singapore Dollar)	0.68556	0.74362	0.72293	0.70168
South Africa (Rand)	0.05585	0.07163	0.06560	0.05585
Sweden (Krona)	0.09641	0.10708	0.10364	0.10011
Switzerland (Franc)	1.01544	1.07957	1.03380	1.04511
Taiwan (New Taiwan Dollar)	0.03285	0.03347	0.03322	0.03306
United Kingdom (British Pound)	1.15537	1.32627	1.28191	1.23961
Various countries (1) (Euro)	1.06994	1.14256	1.10345	1.10591
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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Litigation of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

The spread of COVID-19 underscores certain risks we face, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
January 1, 2020 - January 31, 2020	2,403	$16.08	2,403	$18,559
February 1, 2020 - February 29, 2020	2,896	$16.37	2,896	$18,512
March 1, 2020 - March 31, 2020	—	$—	—	$18,512
Total	5,299		5,299

(a)We have an ongoing authorization, originally approved by our Board of Directors on August 28, 2006, and subsequently reactivated by our Board of Directors in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December 2019, our Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. The authorized repurchases will be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of share repurchases will be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at anytime. All or part of the repurchases may be implemented under a Rule 10b5-1 trading plan.
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

MANNATECH, INCORPORATED

Dated: May 12, 2020	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 12, 2020	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)