Form 10-Q
period 2020-06-30
MANNATECH INC
filed 2020-08-11
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2020
OR
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
Yes ☐ No ☒

As of July 31, 2020, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,101,240.

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
•future plans related to budgets, future capital requirements, market share growth, and anticipated capital projects and obligations;
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
•the future impact of any changes to global associate career and compensation plans or incentives or the regulations governing such plans and incentives;
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2020(unaudited)	December 31, 2019
Cash and cash equivalents	$20,712	$24,762
Restricted cash	943	943
Accounts receivable, net of allowance of $654 and $708 in 2020 and 2019, respectively	251	955
Income tax receivable	1,333	220
Inventories, net	13,319	10,152
Prepaid expenses and other current assets	3,122	2,239
Deferred commissions	1,650	1,758
Total current assets	41,330	41,029
Property and equipment, net	4,456	5,261
Construction in progress	1,131	865
Long-term restricted cash	4,242	5,295
Other assets	11,986	9,592
Long-term deferred tax assets, net	991	881
Total assets	$64,136	$62,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$84	$87
Accounts payable	5,971	3,526
Accrued expenses	8,162	8,209
Commissions and incentives payable	9,981	9,728
Taxes payable	1,609	2,187
Current notes payable	889	739
Deferred revenue	4,801	4,416
Total current liabilities	31,497	28,892
Finance leases, excluding current portion	178	176
Deferred tax liabilities	3	3
Long-term notes payable	92	363
Other long-term liabilities	7,727	6,214
Total liabilities	39,497	35,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,101,240 shares outstanding as of June 30, 2020 and 2,742,857 shares issued and 2,381,131 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	33,764	34,143
Retained earnings (accumulated deficit)	2,628	(690)
Accumulated other comprehensive income	2,671	3,757
Treasury stock, at average cost, 641,617 shares as of June 30, 2020 and 361,726 shares as of December 31, 2019	(14,424)	(9,935)
Total shareholders’ equity	24,639	27,275
Total liabilities and shareholders’ equity	$64,136	$62,923
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$37,647	$40,711	$74,252	$78,684
Cost of sales	8,708	8,115	15,716	15,542
Gross profit	28,939	32,596	58,536	63,142

Operating expenses:
Commissions and incentives	15,330	16,295	30,219	31,494
Selling and administrative expenses	7,165	8,381	14,020	15,957
Depreciation and amortization expense	537	517	1,057	1,045
Other operating costs	4,797	5,384	10,118	11,507
Total operating expenses	27,829	30,577	55,414	60,003

Income from operations	1,110	2,019	3,122	3,139
Interest income (expense), net	13	25	63	(70)
Other (expense) income, net	166	980	(42)	984
Income before income taxes	1,289	3,024	3,143	4,053

Income tax (provision) benefit	(159)	(1,037)	775	(1,378)
Net income	$1,130	$1,987	$3,918	$2,675

Earnings per common share:
Basic	$0.48	$0.83	$1.65	$1.12
Diluted	$0.47	$0.81	$1.62	$1.09

Weighted-average common shares outstanding:
Basic	2,370	2,394	2,380	2,395
Diluted	2,388	2,452	2,402	2,457

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,130	$1,987	$3,918	$2,675
Foreign currency translations	548	(189)	(1,086)	(630)
Comprehensive income	$1,678	$1,798	$2,832	$2,045

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2020	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net income	—	—	2,787	—	—	2,787
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	83	—	—	—	83
Issuance of unrestricted shares	—	(163)	—	—	373	210
Repurchase of common stock	—	—	—	—	(86)	(86)
Foreign currency translations	—	—	—	(1,634)	—	(1,634)
Balance at March 31, 2020	$—	$34,063	$1,797	$2,123	$(9,648)	$28,335

Net income	—	—	1,130	—	—	1,130
Payment of cash dividends	—	—	(299)	—	—	(299)
Charge related to stock-based compensation	—	34	—	—	—	34
Stock option exercises	—	(333)	—	—	333	—
Repurchase of common stock	—	—	—	—	(5,109)	(5,109)
Foreign currency translations	—	—	—	548	—	548
Balance at June 30, 2020	$—	$33,764	$2,628	$2,671	$(14,424)	$24,639

	Common stock Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2019	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net income	—	—	688	—	—	688
Payment of cash dividends	—	—	(303)	—	—	(303)
Charge related to stock-based compensation	—	107	—	—	—	107
Issuance of unrestricted shares	—	(141)	—	—	421	280
Repurchase of common stock	—	—	—	—	(9)	(9)
Foreign currency translations	—	—	—	(441)	—	(441)
Balance at March 31, 2019	$—	$33,905	$(2,397)	$3,896	$(9,758)	$25,646

Net income	—	—	1,987	—	—	1,987
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	160	—	—	—	160
Stock option exercises	—	(39)	—	—	38	(1)
Repurchase of common stock	—	—	—	—	(58)	(58)
Foreign currency translations	—	—	—	(189)	—	(189)
Balance at June 30, 2019	—	34,026	(710)	3,707	(9,778)	27,245

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,918	$2,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,057	1,045
Non-cash operating lease expense	1,136	882
Provision for inventory losses	194	436
Provision for doubtful accounts	(35)	71
Loss on disposal of assets	(8)	62
Charge related to stock-based compensation	327	547
Deferred income taxes	(110)	453
Changes in operating assets and liabilities:
Accounts receivable	739	(91)
Income tax receivable	(1,113)	163
Inventories	(3,361)	(952)
Prepaid expenses and other current assets	(1,008)	1,299
Deferred commissions	108	(223)
Other assets	(897)	(399)
Accounts payable	2,445	(763)
Accrued expenses and other liabilities	(972)	(331)
Taxes payable	(578)	(74)
Commissions and incentives payable	253	(1,498)
Deferred revenue	385	509
Net cash provided by operating activities	2,480	3,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(478)	(684)
Net cash used in investing activities	(478)	(684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,195)	(67)
Payment of cash dividends	(600)	(603)
Proceeds from Paycheck Protection Program note payable	2,244	—
Repayment of Paycheck Protection Program note payable	(2,244)	—
Repayment of other notes payable and finance lease obligations	(242)	(668)
Net cash used in financing activities	(6,037)	(1,338)
Effect of currency exchange rate changes on cash and cash equivalents	(1,068)	(603)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,103)	1,186
Cash, cash equivalents, and restricted cash at the beginning of the period	31,000	30,584
Cash, cash equivalents, and restricted cash at the end of the period	$25,897	$31,770

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$821	$1,049
Interest paid on finance leases and other financing arrangements	40	69
Operating lease right-of-use assets recorded upon adoption of ASC 842	—	4,638
Finance lease right-of-use assets recorded upon adoption of ASC 842	—	103
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	2,670	854
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	47	241
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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and continues to spread throughout the United States. We have closed some offices and have begun to work remotely for an uncertain period of time.

The Company depends on an independent sales force of distributors (“associates”) to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives have impacted and may continue to impact their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 may also materially decrease demand for the Company’s products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, the Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

For some products, the Company was experiencing shortages of raw materials and ingredients. We have experienced challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. One of our distribution centers was closed for a week for sanitization as a result of an employee testing positive for the virus. This closure temporarily delayed deliveries to customers in one region. The distribution center reopened prior to the end of the quarter with an immaterial impact to current quarter revenues.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements and footnotes include the accounts of Mannatech and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2020, and December 31, 2019, credit card receivables were $2.4 million and $0.7 million, respectively. As of June 30, 2020, and December 31, 2019, cash and cash equivalents held in bank accounts in foreign countries totaled $17.0 million and $18.2 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

        A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $19.0 million and $19.2 million at June 30, 2020 and December 31, 2019, respectively. In addition, for the three and six months ended June 30, 2020 and 2019, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea.  An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2020, and December 31, 2019, our total restricted cash was $5.2 million and $6.2 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents at beginning of period	$24,762	$21,845
Current restricted cash at beginning of period	943	1,514
Long-term restricted cash at beginning of period	5,295	7,225
Cash, cash equivalents, and restricted cash at beginning of period	$31,000	$30,584

Cash and cash equivalents at end of period	$20,712	$24,762
Current restricted cash at end of period	943	943
Long-term restricted cash at end of period	4,242	5,295
Cash, cash equivalents, and restricted cash at end of period	$25,897	$31,000

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2020, and December 31, 2019, receivables consisted primarily of amounts due from preferred customers and associates. As of June 30, 2020 and December 31, 2019, the Company's accounts receivable balance (net of allowance) was $0.3 million and $1.0 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of June 30, 2020 and December 31, 2019, the Company held an allowance for doubtful accounts of $0.7 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2020 and December 31, 2019, other assets were $12.0 million and $9.6 million, respectively . These amounts primarily consisted of right-of-use assets related to office building and equipment leases, net of lease incentives, of $7.3 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively. See Note 8, Leases for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $2.0 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively. Additionally, included in the June 30, 2020 and December 31, 2019 balances were $2.5 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the June 30, 2020 and December 31, 2019 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

At each of June 30, 2020 and December 31, 2019, accrued expenses were $8.2 million. These amounts primarily consisted of $2.3 million representing employee benefits, which included accrued wages, bonus and severance at each of June 30, 2020 and December 31, 2019, respectively. Also included in the June 30, 2020 and December 31, 2019 balances were non-inventory accrued liabilities of $2.4 million and $2.2 million, respectively. Additionally, included in the June 30, 2020 and December 31, 2019 balances were $1.9 million and $1.6 million for the current portion of lease liabilities, respectively, and $0.8 million and $0.9 million for accrued auditing and accounting fees, respectively. At June 30, 2020 and December 31, 2019 other accrued expenses were $0.7 million and $1.2 million, respectively.

Notes Payable

Notes payable were $1.0 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At June 30, 2020, the current portion was $0.9 million. At December 31, 2019, the current portion was $0.7 million.

On April 10, 2020, the Company received loan proceeds of $2.2 million (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”) The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities

Other long-term liabilities were $7.7 million and $6.2 million as of June 30, 2020 and December 31, 2019, respectively.  As of June 30, 2020 and December 31, 2019, the balance is primarily composed of long-term operating lease obligations of $6.8 million and $5.3 million, respectively. See Note 8, Leases for more information. Additionally, as of June 30, 2020 and December 31, 2019, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s 2019 Annual Report). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of June 30, 2020 and December 31, 2019, accrued restoration costs related to these leases amounted to $0.3 million. At each of June 30, 2020 and December 31, 2019, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million (see Note 9, Employee Benefit Plans, of the Company’s 2019 Annual Report).

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

        Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $1.8 million for the year ended December 31, 2019. Of this balance, $0.9 million was amortized to commissions expense for the six months ended June 30, 2020. At June 30, 2020, deferred commissions were $1.7 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Deferred Revenue

        The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2019, the Company’s deferred revenue was $4.4 million Of this balance, $2.4 million was recognized as revenue for the six months ended June 30, 2020. At June 30, 2020, the Company’s deferred revenue was $4.8 million.

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at June 30, 2020 and December 31, 2019 was $3.1 million and $3.1 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(1,659)
Loyalty points used	(4,649)
Loyalty points vested	5,124
Loyalty points unvested	1,121
Loyalty deferred revenue as of June 30, 2020	$3,064

        Sales Refund and Allowances
The Company utilizes the expected value method, as set forth by Accounting Standard Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"), to estimate the sales returns and allowance liability by taking the weighted average of the sales return rates over a rolling six-month period. The Company allocates the total amount recorded within the sales return and allowance liability as a reduction of the overall transaction price for the Company’s product sales. The Company deems the sales refund and allowance liability to be a variable consideration.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2020 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	488
Adjustment related to sales made in prior periods	4
Actual returns or credits related to current period	(411)
Actual returns or credits related to prior periods	(67)
Sales reserve as of June 30, 2020	$82

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
        Accounting Pronouncements Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for all entities except SEC filers that are not smaller reporting companies. Accordingly, this standard will be effective for the Company as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

        Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of June 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$2,755	$2,685
Finished goods	11,060	8,341
Inventory reserves for obsolescence	(496)	(874)
Total	$13,319	$10,152

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2020, the Company’s effective tax rate was 12.3% and (24.7)%, respectively. For the three and six months ended June 30, 2019, the Company’s effective tax rate was 34.3% and 34.0%, respectively. For the three and six months ended June 30, 2020 and 2019, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the three months ended June 30, 2020 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rate for the six months ended June 30, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the CARES Act.

The effective tax rate for the three and six months ended June 30, 2019 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three and six months ended June 30, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

NOTE 4: EARNINGS PER SHARE

        The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).

        In determining the potential dilutive effect of outstanding stock options for each of the three and six months ended June 30, 2020, the Company used the quarterly and six month ended average common stock close price of $13.00 and $13.61 per share, respectively.

For the three and six months ended June 30, 2020, there were 2.37 million and 2.38 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For each of the three and six months ended June 30, 2020, approximately 0.02 million shares subject to options were included in the calculation resulting in 2.39 million and 2.40 million dilutive shares used to calculate diluted EPS, respectively. For the three and six months ended June 30, 2020, approximately 0.3 million and $0.6 million of the Company's stock options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

        In determining the potential dilutive effect of outstanding stock options for each of the three and six months ended June 30, 2019, the Company used the quarterly and six month ended average common stock close price of $17.29 and $18.12 per share, respectively.

For each of the three and six months ended June 30, 2019, there were 2.40 million weighted-average common shares outstanding used for the basic EPS calculation. For each of the three and six months ended June 30, 2019, approximately 0.06 million shares subject to options were included in the calculation resulting in 2.46 million dilutive shares used to calculate diluted EPS. For the three and six months ended June 30, 2019, approximately 0.3 million and 0.4 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, respectively, as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2020, the Company had a total of 144,393 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the six months ended June 30, 2020 and 2019, the Company granted 5,000 and 15,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2020 and 2019 was approximately $4.00 and $6.88 per share, respectively. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total gross compensation expense	$35	$160	$117	$626
Total tax benefit associated with compensation expense	4	12	7	36
Total net compensation expense	$31	$148	$110	$590

As of June 30, 2020, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2020	Year ending December 31,
		2021	2022	2023
Total gross unrecognized compensation expense	$13	$15	$3	$—
Tax benefit associated with unrecognized compensation expense	3	3	1	—
Total net unrecognized compensation expense	$10	$12	$2	$—

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On May 29, 2020, the Company commenced a modified Dutch auction cash tender offer to purchase up to $5.0 million of its outstanding common stock, par value $0.0001 per share, at a per share price not greater than $17.00 nor less than $15.00, to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 25, 2020. As a result of the tender offer, the Company accepted for purchase a total of 294,117 shares of its common stock, which were properly tendered and not properly withdrawn at the price of $17.00 per share, for an aggregate purchase price of $5.0 million, which was funded from cash on hand. Due to the tender offer being oversubscribed, the Company purchased only a prorated portion of those shares properly tendered by each tendering shareholder (other than "odd lot" holders whose shares were purchased on a priority basis) at or below the final per share purchase price. The final proration factor for the tender offer was approximately 86%. These common shares represented approximately 12.31% of the Company's total outstanding shares as of April 30, 2020.

        During the three months ended June 30, 2020, the Company repurchased 306,123 shares of its common stock outstanding, which includes the 294,117 shares of its common stock repurchased pursuant to the tender offer. During the three months ended June 30, 2019, the Company purchased 4,039 shares of its common stock outstanding.

As of June 30, 2020, the Company had 2,101,240 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2019	$3,435	$322	$3,757
Current-period change (1)	(1,086)	—	(1,086)
Balance as of June 30, 2020	$2,349	$322	$2,671
(1)No material amounts reclassified from accumulated other comprehensive income.

Dividends

On February 14, 2020, the Board declared a dividend of $0.125 per share that was paid on March 27, 2020 to shareholders of record on March 13, 2020, for an aggregate amount of $0.3 million.

On May 27, 2020, the Board declared a dividend of $0.125 per share that was paid on June 24, 2020 to shareholders of record on June 12, 2020, for an aggregate amount of $0.3 million.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

decision of the Busan High Court to the Supreme Court, there have been no further developments and the Company is still awaiting the decision of the Supreme Court. This matter remains open.

Insured Litigation - Product Liability

        Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374
On March 4, 2020, a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former independent associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of 110 million KRW (USD $90,000.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. Court hearings have been delayed due to COVID-19. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, Mannatech Korea believes it has a valid defense and will vigorously defend this claim. This matter remains open.

        Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China
On or before September 2, 2019, the Company received service of process of the above-captioned matter. Ruiguo Ma, (the "Plaintiff") is alleging that his child suffered tooth decay after consuming the Company's MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. The Company has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The first hearing occurred on September 11, 2019, and the second hearing occurred on October 30, 2019, where each party presented their respective arguments. Court hearings and judgments are postponed due to COVID-19. The Company anticipates a judgment in the third quarter of 2020.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. On January 1, 2019, the Company adopted ASC Topic 842, Leases, ("Topic 842") and related disclosures. See note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

        As of June 30, 2020, the Company had net operating lease right-of-use assets of $7.3 million and net finance lease right-of-use assets of $0.3 million. At June 30, 2020, our operating lease liabilities were $6.8 million and our finance lease liabilities were $0.2 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2020 were 5.73 years and 4.1%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2020 were 3.19 years and 5.6%, respectively. The Company's lease discount rates are generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company's leases cannot be readily determined.

        As of June 30, 2020 and 2019 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2020	June 30, 2019
Right-of-use assets
Operating leases	Other assets	$7,332	$4,384
Finance leases	Property and equipment, net	283	416
Total leased assets		$7,615	$4,800

Lease liabilities
Current portion
Operating leases	Accrued expenses	$1,906	$1,567
Finance leases	Current portion of finance leases	84	104
Long-term
Operating leases	Other long-term liabilities	6,793	4,343
Finance leases	Finance leases, excluding current portion	178	222
Total lease liabilities		$8,961	$6,236

As of June 30, 2020 future minimum lease payments on operating and financing leases were as follows (in thousands):

	June 30, 2020
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2020	$1,227	$49
2021	2,151	94
2022	1,705	74
2023	1,159	45
2024	1,242	21
2025	865	1
Thereafter	1,528	—
Total minimum lease payments	$9,877	$284
Imputed interest	(1,178)	(22)
Present value of minimum lease payments	$8,699	$262

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

Fair Value Measurements and Disclosure (Topic 820) of the FASB establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:
•Level 1 – Quoted unadjusted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.
•Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2020.  The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2020 and December 31, 2019.

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$8,620	—	—	$8,620
Total assets	$8,620	$—	$—	$8,620
Amounts included in:
Cash and cash equivalents	$3,908	$—	$—	$3,908
Restricted cash	679	—	—	679
Long-term restricted cash	4,033	—	—	4,033
Total	$8,620	$—	$—	$8,620

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$5,000	$—	$—	$5,000
Interest bearing deposits – various banks	8,962	—	—	8,962
Total assets	$13,962	$—	$—	$13,962
Amounts included in:
Cash and cash equivalents	$8,636	$—	$—	$8,636
Restricted cash	679	—	—	679
Long-term restricted cash	4,647	—	—	4,647
Total	$13,962	$—	$—	$13,962

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

The Company operates facilities in eleven countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Australia, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong, Singapore and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2020		2019		2020		2019
Americas	$10.9	29.0%	$12.4	30.5%	$22.6	30.4%	$24.4	31.0%
Asia/Pacific	23.5	62.5%	24.8	60.9%	45.0	60.6%	47.6	60.5%
EMEA	3.2	8.5%	3.5	8.6%	6.7	9.0%	6.7	8.5%
Totals	$37.6	100.0%	$40.7	100.0%	$74.3	100.0%	$78.7	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated product sales	$37.0	$39.9	$73.1	$77.1
Consolidated pack sales and associate fees	0.4	0.6	0.8	1.2
Consolidated other	0.2	0.2	0.4	0.4
Consolidated total net sales	$37.6	$40.7	$74.3	$78.7

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2020 and December 31, 2019, reside in the following regions, as follows (in millions):

Region	June 30, 2020	December 31, 2019
Americas	$4.6	$5.1
Asia/Pacific	1.0	1.0
EMEA	—	—
Total	$5.6	$6.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2020	December 31, 2019
Americas	$6.4	$5.4
Asia/Pacific	5.7	3.8
EMEA	1.2	1.0
Total	$13.3	$10.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2020 as compared to the same period in 2019, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Item 1A “Risk Factors” in Part II of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2019. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW

The Company is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 172,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 25 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.1 million, or 7.5%, to $37.6 million, during the three months ended June 30, 2020, as compared to the same period in 2019. Net sales for the six months ended June 30, 2020 decreased by $4.4 million, or 5.6%, to $74.3 million, as compared to the same period in 2019. For the three and six months ended June 30, 2020, our net sales declined 3.9% and 2.3% on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange during the three and six months ended June 30, 2020 caused a $1.5 million and $2.6 million decrease, respectively, in GAAP net sales, as compared to the same period in 2019. For the three and six months ended June 30, 2020, our operations outside of the Americas accounted for approximately 71.0% and 69.6%, respectively, of our consolidated net sales.

The net sales comparisons for the three and six months ended June 30, 2020 and June 30, 2019 were affected by the worldwide spread of COVID-19 resulting in a decrease in the number of product orders.
•The number of product orders decreased by 7.0% to 198,770 for the three months ended June 30, 2020, as compared to 214,497 during the same period in 2019. For the three months ended June 30, 2020, the average product order value decreased 1.55%, to $191, as compared to $194 for the same period in 2019.
•The number of product orders decreased by 5.1% to 409,337 for the six months ended June 30, 2020, as compared to 430,651 during the same period in 2019. For the six months ended June 30, 2020, the average product order value decreased 0.5%, to $187, as compared to $188 for the same period in 2019.
•The number of packs sold to, and associate fees paid by, new and continuing independent associates and preferred customers decreased 19.9% and 14.1% during the three and six months ended June 30, 2020, respectively, to 19,704 and 42,058, respectively, as compared to 24,600 and 48,948, respectively during the same period in 2019. The average value of packs and associate fees decreased to $19 and $20 for the three and six months ended June 30, 2020, respectively, as compared to $24 for the same periods in 2019.

        We have experienced challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers as a result of reductions in global transportation capacity. One of our distribution centers was closed for a week for sanitization as a result of an employee testing positive for the virus, thus delaying product delivery to customers in one region. We have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

        Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $1.6 million and $1.8 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020		2019		Change from 2019 to 2020
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$37,647	100.0%	$40,711	100.0%	$(3,064)	(7.5)%
Cost of sales	8,708	23.1%	8,115	19.9%	593	7.3%
Gross profit	28,939	76.9%	32,596	80.1%	(3,657)	(11.2)%

Operating expenses:
Commissions and incentives	15,330	40.7%	16,295	40.0%	(965)	(5.9)%
Selling and administrative expenses	7,165	19.0%	8,381	20.6%	(1,216)	(14.5)%
Depreciation and amortization expense	537	1.4%	517	1.3%	20	3.9%
Other operating costs	4,797	12.7%	5,384	13.2%	(587)	(10.9)%
Total operating expenses	27,829	73.9%	30,577	75.1%	(2,748)	(9.0)%
Income from operations	1,110	2.9%	2,019	5.0%	(909)	(45.0)%
Interest income	13	—%	25	0.1%	(12)	48.0%
Other income, net	166	0.4%	980	2.4%	(814)	(83.1)%
Income before income taxes	1,289	3.4%	3,024	7.4%	(1,735)	(57.4)%
Provision for income taxes	(159)	(0.4)%	(1,037)	(2.5)%	878	(84.7)%
Net income	$1,130	3.0%	$1,987	4.9%	$(857)	(43.1)%

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020		2019		Change from 2019 to 2020
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$74,252	100.0%	$78,684	100.0%	$(4,432)	(5.6)%
Cost of sales	15,716	21.2%	15,542	19.8%	174	1.1%
Gross profit	58,536	78.8%	63,142	80.2%	(4,606)	(7.3)%

Operating expenses:
Commissions and incentives	30,219	40.7%	31,494	40.0%	(1,275)	(4.0)%
Selling and administrative expenses	14,020	18.9%	15,957	20.3%	(1,937)	(12.1)%
Depreciation and amortization expense	1,057	1.4%	1,045	1.3%	12	1.1%
Other operating costs	10,118	13.6%	11,507	14.6%	(1,389)	(12.1)%
Total operating expenses	55,414	74.6%	60,003	76.3%	(4,589)	(7.6)%
Income from operations	3,122	4.2%	3,139	4.0%	(17)	(0.5)%
Interest income (expense)	63	0.1%	(70)	(0.1)%	133	190.0%
Other income (expense), net	(42)	(0.1)%	984	1.3%	(1,026)	(104.3)%
Income before income taxes	3,143	4.2%	4,053	5.2%	(910)	(22.5)%
Benefit (provision) for income taxes	775	1.0%	(1,378)	(1.8)%	2,153	(156.2)%
Net income	$3,918	5.3%	$2,675	3.4%	$1,243	46.5%

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

Three-month period ended (in millions, except percentages)	June 30, 2020		June 30, 2019	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$37.6	$39.1	$40.7	$(1.6)	(3.9)%
Product	37.0	38.5	39.9	(1.4)	(3.5)%
Pack sales and associate fees	0.4	0.4	0.6	(0.2)	(33.3)%
Other	0.2	0.2	0.2	—	—%
Gross profit	28.9	30.0	32.6	(2.6)	(8.0)%
Income from operations	1.1	1.3	2.0	(0.7)	(35.0)%

Six-month period ended (in millions, except percentages)	June 30, 2020		June 30, 2019	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$74.3	$76.9	$78.7	$(1.8)	(2.3)%
Product	73.1	75.6	77.1	(1.5)	(1.9)%
Pack	0.8	0.9	1.2	(0.3)	(25.0)%
Other	0.4	0.4	0.4	—	—%
Gross Profit	58.5	60.5	63.1	(2.6)	(4.1)%
Income from Operations	3.1	3.6	3.1	0.5	16.1%

Net Sales

Consolidated net sales for the three months ended June 30, 2020 decreased by $3.1 million, or 7.5%, to $37.6 million as compared to $40.7 million for the same period in 2019. Consolidated net sales for the six months ended June 30, 2020 decreased by $4.4 million, or 5.6%, to $74.3 million as compared to $78.7 million for the same period in 2019.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended June 30, 2020 and 2019 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
Americas	$10.9	29.0%	$12.4	30.5%
Asia/Pacific	23.5	62.5%	24.8	60.9%
EMEA	3.2	8.5%	3.5	8.6%
Total	$37.6	100.0%	$40.7	100.0%
Consolidated net sales by region for the six months ended June 30, 2020 and 2019 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
Americas	$22.6	30.4%	$24.4	31.0%
Asia/Pacific	45.0	60.6%	47.6	60.5%
EMEA	6.7	9.0%	6.7	8.5%
Total	$74.3	100.0%	$78.7	100.0%

        For the three months ended June 30, 2020, net sales in the Americas decreased by $1.5 million, or 12.1%, to $10.9 million, as compared to $12.4 million for the same period in 2019. This decrease was primarily due to a 15.9% decline in the number of active independent associates and preferred customers partially offset by a 4.5% increase in revenue per active independent associate and preferred customer.

For the six months ended June 30, 2020, net sales in the Americas decreased by $1.8 million, or 7.4%, to $22.6 million, as compared to $24.4 million for the same period in 2019. This decrease was primarily due to a 25.9% decline in the number of active independent associates and preferred customers, which was partially offset by a 10.1% increase in revenue per active independent associate and preferred customer.

For the three months ended June 30, 2020, our operations outside of the Americas accounted for approximately 71% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 69.5% of our consolidated net sales.

For the six months ended June 30, 2020, our operations outside of the Americas accounted for approximately 69.6% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 69.0% of our consolidated net sales.

For the three months ended June 30, 2020, Asia/Pacific net sales decreased by $1.3 million, or 5.2%, to $23.5 million, as compared to $24.8 million for the same period in 2019. This decrease was primarily due to a 6.2% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 1.1% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the three months ended June 30, 2020, as compared to the same period in 2019. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen, Hong Kong Dollar and Taiwanese Dollar.

For the six months ended June 30, 2020, Asia/Pacific net sales decreased by $2.6 million, or 5.5%, to $45.0 million, as compared to $47.6 million for the same period in 2019. This decrease was primarily due to a 6.6% decrease in the number of active independent associates and preferred customers and a 6.7% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $1.7 million for the six months ended June 30, 2020, as compared to the same period in 2019. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen, Hong Kong Dollar and Taiwanese Dollar.

For the three months ended June 30, 2020, EMEA net sales decreased by $0.3 million, or 8.6%, to $3.2 million, as compared to $3.5 million for the same period in 2019. This decrease was primarily due to a 18.8% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 12.6% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.6 million for the three-month period ending June 30, 2020 as compared to the same period in 2019.  The currency impact is primarily due to the weakening of the South Africa Rand, the British Pound, and the Euro.

For the six months ended June 30, 2020 and 2019, EMEA net sales remained constant at $6.7 million. There was a 1.1% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the six months ended June 30, 2020 as compared to the same period in 2019.  The currency impact is primarily due to the weakening of the South Africa Rand, the British Pound, and the Euro.

Our total sales and sales mix could be influenced by any of the following:

•the impact of the COVID-19 pandemic;
•changes in our sales prices;
•changes in shipping fees;
•changes in consumer demand;
•changes in the number of independent associates and preferred customers;
•changes in competitors’ products;
•changes in economic conditions;
•changes in regulations;
•announcements of new scientific studies and breakthroughs;
•introduction of new products;
•discontinuation of existing products;
•adverse publicity;
•changes in our commissions and incentives programs;
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$37.0	$39.9	$(2.9)	(7.3)%
Consolidated pack sales and associate fees	0.4	0.6	(0.2)	(33.3)%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$37.6	$40.7	$(3.1)	(7.6)%

	Six Months Ended June 30,		Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$73.1	$77.1	$(4.0)	(5.2)%
Consolidated pack sales and associate fees	0.8	1.2	(0.4)	(33.3)%
Consolidated other	0.4	0.4	—	—%
Total consolidated net sales	$74.3	$78.7	$(4.4)	(5.6)%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended June 30, 2020 decreased by $2.9 million, or 7.3%, as compared to the same period in 2019. The decrease in product sales was primarily due to a decrease in the number of orders and the average order value. The average order value for the three months ended June 30, 2020 was $191, as compared to $194 for the same period in 2019. The number of orders processed during the three months ended June 30, 2020 decreased by 7.3%, as compared to the same period in 2019.

Product sales for the six months ended June 30, 2020 decreased by $4.0 million, or 5.2%, as compared to the same period in 2019. The decrease in product sales was primarily due to a decrease in the number of orders and the average order value. The average order value for the six months ended June 30, 2020 was $187, as compared to $188 for the same period in 2019. The number of orders processed during the six months ended June 30, 2020 decreased by 4.9%, as compared to the same period in 2019.

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

In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials.

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	Dollar	Percentage
New	$0.1	$0.2	$(0.1)	(50.0)%
Continuing	0.3	0.4	(0.1)	(25.0)%
Total	$0.4	$0.6	$(0.2)	(33.3)%

	Six Months Ended June 30,		Change
	2020	2019	Dollar	Percentage
New	$0.2	$0.3	$(0.1)	(33.3)%
Continuing	0.6	0.9	(0.3)	(33.3)%
Total	$0.8	$1.2	$(0.4)	(33.3)%

        Total pack sales and associate fees for the three months ended June 30, 2020 decreased by $0.2 million, or 33.3%, to $0.4 million, as compared to $0.6 million for the same period in 2019. Average pack and associate fee value for the three months ended June 30, 2020 was $19, as compared to $24 for the same period in 2019. The total number of packs and associate fees sold decreased by 4,896, or 19.9%, to 19,704 for the three months ended June 30, 2020, as compared to the same period in 2019.

Total pack sales and associate fees for the six months ended June 30, 2020 decreased by $0.4 million, or 33.3%, to $0.8 million, as compared to $1.2 million for the same period in 2019. Average pack and associate fee value for the six months ended June 30, 2020 was $20, as compared to $24 for the same period in 2019. The total number of packs and associate fees sold decreased by 6,890, or 14.1%, to 42,058 for the six months ended June 30, 2020, as compared to the same period in 2019.

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

During 2019 and continuing into 2020, we took the following actions to recruit and retain associates and preferred customers:
•registered our most popular products with the appropriate regulatory agencies in all countries of operations;
•rolled out new products;
•continued an aggressive marketing and educational campaign;
•continued to strengthen compliance initiatives;
•concentrated on publishing results of research studies and clinical trials related to our products;
•initiated additional incentives;
•continued to explore new advertising and educational tools to broaden name recognition; and
•implemented changes to our global associate career and compensation plan.

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2020 and 2019 were as follows:

	2020		2019
New	79,000	45.9%	87,000	49.7%
Continuing	93,000	54.1%	88,000	50.3%
Total	172,000	100.0%	175,000	100.0%

As a result of COVID-19 spreading into our markets, recruitment of new independent associates and preferred customers decreased 5.2% in the second quarter of 2020, as compared to the second quarter of 2019. The number of new independent associates and preferred customer positions held by individuals in our network for the second quarter of 2020 was approximately 19,047, as compared to 20,084 for the same period in 2019.

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

For the three months ended June 30, 2020 and 2019, other sales were $0.2 million.

For the six months ended June 30, 2020 and 2019, other sales were $0.4 million.

Gross Profit

For the three months ended June 30, 2020, gross profit decreased by $3.7 million, or 11.2%, to $28.9 million, as compared to $32.6 million for the same period in 2019. For the three months ended June 30, 2020, gross profit as a percentage of net sales decreased to 76.9%, as compared to 80.1% for the same period in 2019 due to increased product promotions.

For the six months ended June 30, 2020, gross profit decreased by $4.6 million, or 7.3%, to $58.5 million, as compared to $63.1 million for the same period in 2019. For the six months ended June 30, 2020, gross profit as a percentage of net sales decreased to 78.8%, as compared to 80.2% for the same period in 2019 due to increased product promotions.

Commissions and Incentives

Commission expenses for the three months ended June 30, 2020 decreased by 2.8%, or $0.4 million, to $14.7 million, as compared to $15.1 million for the same period in 2019. For the three months ended June 30, 2020, commissions as a percentage of net sales increased to 38.9% from 37.0% for the same period in 2019. Reversals of expired commission payment vouchers in the three months ended June 30, 2020 and 2019 provided a reduction to our commission expenses of $0.6 million, and $0.7 million, respectively.

Commission expenses for the six months ended June 30, 2020 decreased by 3.5%, or $1.0 million, to $29.0 million, as compared to $30.0 million for the same period in 2019. For the six months ended June 30, 2020, commissions as a percentage of net sales increased to 39.0% from 38.1% for the same period in 2019. Reversals of expired commission payment vouchers in the six months ended June 30, 2020 and 2019 provided a reduction to our commission expenses of $0.6 million, and $1.2 million, respectively.

Incentive costs for the three months ended June 30, 2020 decreased by 44.9%, or $0.5 million, to $0.7 million, as compared to $1.2 million for the same period in 2019. For the three months ended June 30, 2020, incentives as a percentage of net sales decreased to 1.8% from 3.0% for the same period in 2019.

Incentive costs for the six months ended June 30, 2020 decreased by 15.8%, or $0.2 million, to $1.3 million, as compared to $1.5 million for the same period in 2019. For the six months ended June 30, 2020, incentives as a percentage of net sales decreased to 1.7% from 1.9% for the same period in 2019.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2020, selling and administrative expenses decreased by $1.2 million, or 14.5%, to $7.2 million, as compared to $8.4 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $0.9 million decrease in payroll costs, a $0.2 million decrease in marketing costs and a $0.1 million decrease in stock-based compensation. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2020 decreased to 19.0% from 20.6% for the same period in 2019.

For the six months ended June 30, 2020, selling and administrative expenses decreased by $1.9 million, or 12.1%, to $14.0 million, as compared to $16.0 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $1.5 million decrease in payroll costs, a $0.2 million decrease in stock-based compensation, and a $0.2 million decrease in marketing and warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2020 decreased to 18.9% from 20.3% for the same period in 2019.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses. Changes in other operating costs are associated with the changes in our net sales.

For the three months ended June 30, 2020, other operating costs decreased by $0.6 million, or 10.9%, to $4.8 million, as compared to $5.4 million for the same period in 2019. For the three months ended June 30, 2020, other operating costs as a percentage of net sales decreased to 12.7% from 13.2% for the same period in 2019. The decrease in operating costs was primarily due to a $0.4 million decrease in travel and entertainment and a $0.2 million decrease in office expenses.

For the six months ended June 30, 2020, other operating costs decreased by $1.4 million, or 12.1%, to $10.1 million, as compared to $11.5 million for the same period in 2019. For the six months ended June 30, 2020, other operating costs as a percentage of net sales decreased to 13.6% from 14.6% for the same period in 2019. The decrease in operating costs was primarily due to a $0.5 million decrease in travel and entertainment, a $0.4 million decrease in office expenses, a $0.3 million decrease in legal and consulting fees and a $0.2 million decrease in other operating expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ended June 30, 2020 and 2019.

Depreciation and amortization expense was $1.1 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $166,000 for the three months ended June 30, 2020. For the three months ended June 30, 2019, other income was $980,000, which included a $1,100,000 VAT refund offset by foreign exchange gains and losses.

Due to foreign exchange gains and losses, other expense was $42,000 for the six months ended June 30, 2020. For the six months ended June 30, 2019, other income was $984,000, which included a $1,100,000 VAT refund offset by foreign exchange gains and losses.

Income Tax Benefit (Provision)

        Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2020	2019
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China(1)	5.0%	25.0%
Colombia(2)	33.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	30.2%
Mexico	30.0%	30.0%
Norway	23.0%	23.0%
Republic of Korea	22.0%	22.0%
Russia(3)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland(4)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(5)	18.0%	18.0%
United Kingdom(6)	17.0%	19.0%
United States	23.8%	23.8%
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
(6)Effective April 1, 2020, UK corporate income tax rate decreased to 17%

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2020, the Company’s effective tax rate was 12.3% and -24.7%, respectively. For the three and six months ended June 30, 2019, the Company's effective tax rate was 34.3% and 34.0%, respectively.

The effective tax rate for the three months ended June 30, 2020 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rate for the six months ended June 30, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses, as allowed by the provisions of the CARES Act, enacted March 27, 2020.

The effective tax rates for the three and six months ended June 30, 2019 were different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three months ended June 30, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on our future operations, financial position, and liquidity in fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2020, our cash and cash equivalents decreased by 16.4%, or $4.1 million, to $20.7 million from $24.8 million as of December 31, 2019. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of June 30, 2020 and December 31, 2019. The long-term portion of restricted cash balances were $4.2 million and $5.3 million at June 30, 2020 and 2019, respectively. Finally, fluctuations in currency rates produced a decrease of $1.1 million and an increase of $0.6 million in cash and cash equivalents for the six months ended June 30, 2020 and 2019, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2020 and December 31, 2019, our working capital was $9.8 million and $12.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(Used in):	2020	2019
Operating activities	$2.5	$3.8
Investing activities	$(0.5)	$(0.7)
Financing activities	$(6.0)	$(1.3)

Operating Activities

Due to profitable operations, cash provided by operating activities was $2.5 million for the six months ended June 30, 2020, compared to cash provided by operating activities of $3.8 million for the same period in 2019. During each of the six months ended June 30, 2020 and June 30, 2019, the source of cash was income from operations.

Investing Activities

For the six months ended June 30, 2020 and 2019, we invested cash of $0.5 million and $0.7 million, respectively. During the six months ended June 30, 2020, we invested approximately $0.3 million in back-office software projects, $0.1 million in office equipment and $0.1 million in leasehold improvements in various international offices and training centers. During the six months ended June 30, 2019, we invested approximately $0.5 million in back-office software projects and approximately $0.2 million in leasehold improvements.

Financing Activities

For the six months ended June 30, 2020 and 2019, our financing activities used cash of $6.0 million and $1.3 million, respectively. For the six months ended June 30, 2020, we used $5.2 million in the repurchase of our company stock, $0.6 million in payments of dividends to shareholders, and $0.2 million in the repayment of finance lease obligations. For the six months ended June 30, 2019, we used $0.7 million in the repayment of finance lease obligations and $0.6 million in payments of dividends to shareholders.

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

        On April 10, 2020, the Company received loan proceeds of $2,243,687 (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the recent CARES Act and was administered by the SBA. The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

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

        For some products, the Company has experienced shortages of raw materials and ingredients. We experienced challenges in getting materials and ingredients to our contract manufacturers and finished products to our distribution centers as a result of reductions in global transportation capacity. Despite the impact on the global supply chain, the Company has overcome obstacles in shipping to our customers.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2020, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2020	2021	2022	2023	2024	2025	Thereafter		Total
Finance lease obligations	$49	$94	$74	$45	$21	$1	$—		$284
Purchase obligations (1)(2)	1,575	4,742	67	—	—	—	—		6,384
Operating lease obligations (3)	1,247	2,324	1,892	1,297	1,304	1,528	957	(6)	10,549
Note payable and other financing arrangements	561	449	—	—	—	—	—		1,010
Employment agreements	220	220	—	—	—	—	—		440
Royalty agreement	29	7	—	—	—	—	—		36
Tax liability (4)	—	—	—	—	—	—	197		197
Other obligations (5)	217	33	181	24	121	—	502		1,078
Total commitments and obligations	$3,898	$7,869	$2,214	$1,366	$1,446	$1,529	$1,656		$19,978

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $15.7 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of June 30, 2020.
(3)Represents the minimum future payments, including imputed interest, for operating leases within the scope of Topic 842. Of the total present value of lease liabilities, $1.9 million was recorded in "Accrued expenses" and $6.8 million was recorded in "Other long-term liabilities".
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of June 30, 2020.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2020, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2020
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	1.8 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.7 million
Total		$4.4 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2020 and the year ended December 31, 2019.

Uncertain Income Tax Positions and Tax Valuation Allowances

        As of June 30, 2020, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and six months ended June 30, 2020.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and six months ended June 30, 2020, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At June 30, 2020 and December 31, 2019, deferred revenue was $4.8 million and $4.4 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at each of June 30, 2020 and December 31, 2019 was $3.1 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $1.7 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(1,659)
Loyalty points used	(4,649)
Loyalty points vested	5,124
Loyalty points unvested	1,121
Loyalty deferred revenue as of June 30, 2020	$3,064

Product Return Policy

We stand behind our packs and products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. All refunds must be processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:
•Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products.  The associate may then return or exchange the product based on the associate product return policy.
•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or preferred customer’s account.

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

June 2020 Grant
Estimated fair value per share of options granted:	$5.76
Assumptions:
Annualized dividend yield	3.0%
Risk-free rate of return	0.3%
Common stock price volatility	52.5%
Expected average life of stock options (in years)	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2020, we had 144,393 shares available for grant in the future. During the three months ended June 30, 2020, the Company granted 5,000 stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") which defers the effective date for smaller reporting companies by three years to December 15, 2022 for fiscal years, and interim periods within those fiscal years, beginning after that date. This standard will be effective for the Company on January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada , Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2020 were as follows:

	Six months ended June 30, 2020			As of June 30, 2020
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.57275	0.70174	0.65795	0.68692
Canada (Canadian Dollar)	0.68826	0.77088	0.73382	0.73168
China (Renminbi)	0.13968	0.14580	0.14222	0.14130
Colombia (Peso)	0.00024	0.00031	0.00027	0.00027
Czech Republic (Koruna)	0.03896	0.04479	0.04193	0.04202
Denmark (Kroner)	0.14347	0.15298	0.14767	0.15094
Hong Kong (Hong Kong Dollar)	0.12829	0.12904	0.12885	0.12903
Japan (Yen)	0.00895	0.00976	0.00924	0.00931
Mexico (Peso)	0.03999	0.05396	0.04676	0.04339
New Zealand (New Zealand Dollar)	0.56727	0.67358	0.62707	0.64253
Norway (Krone)	0.08547	0.11406	0.10305	0.10330
Republic of Korea (Won)	0.00079	0.00087	0.00083	0.00083
Singapore (Singapore Dollar)	0.68556	0.74362	0.71559	0.71776
South Africa (Rand)	0.05252	0.07163	0.06069	0.05790
Sweden (Krona)	0.09641	0.10906	0.10348	0.10740
Switzerland (Franc)	1.01544	1.07957	1.03567	1.05435
Taiwan (New Taiwan Dollar)	0.03285	0.03393	0.03334	0.03393
United Kingdom (British Pound)	1.15537	1.32627	1.26145	1.23244
Various countries (1) (Euro)	1.06994	1.14256	1.10214	1.12488
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

Changes in Internal Control over Financial Reporting

        During the quarter ended June 30, 2020, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 28, 2020, we announced our intention to commence a modified Dutch auction cash tender offer to purchase up to $5.0 million of our common stock. The tender offer commenced on May 29, 2020 and expired on June 25, 2020. As a result of the tender offer, we accepted for purchase 294,117 shares of our common stock at a purchase price of $17.00 per share, for an aggregate purchase price of $5.0 million, which was funded from cash on hand.

During the three months ended June 30, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
April 1, 2020 - April 31, 2020	—	$—	—	$18,512
May 1, 2020 - May 30, 2020	100	$13.30	100	$18,510
June 1, 2020 - June 30, 2020	306,023	$16.92	306,023	$13,331
Total	306,123		306,123

(a)We have an ongoing authorization, originally approved by our Board on August 28, 2006, and subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December 2019, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. Any repurchases pursuant to an authorized share repurchase program would be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of any share repurchases would be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and could be suspended or discontinued at any time. All or part of any such repurchases could be implemented under a Rule 10b5-1 trading plan.
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

MANNATECH, INCORPORATED

Dated: August 11, 2020	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 11, 2020	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)