Form 10-Q
period 2020-09-30
MANNATECH INC
filed 2020-11-10
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2020
OR
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
Yes ☐ No ☒

As of October 31, 2020, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 2,087,791.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2020 (unaudited)	December 31, 2019
Cash and cash equivalents	$21,234	$24,762
Restricted cash	943	943
Accounts receivable, net of allowance of $787 and $708 in 2020 and 2019, respectively	144	955
Income tax receivable	825	220
Inventories, net	13,512	10,152
Prepaid expenses and other current assets	2,516	2,239
Deferred commissions	1,729	1,758
Total current assets	40,903	41,029
Property and equipment, net	4,007	5,261
Construction in progress	1,411	865
Long-term restricted cash	4,049	5,295
Other assets	11,712	9,592
Long-term deferred tax assets, net	963	881
Total assets	$63,045	$62,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$77	$87
Accounts payable	4,763	3,526
Accrued expenses	7,823	8,209
Commissions and incentives payable	9,807	9,728
Taxes payable	1,080	2,187
Current notes payable	689	739
Deferred revenue	5,034	4,416
Total current liabilities	29,273	28,892
Finance leases, excluding current portion	152	176
Deferred tax liabilities	3	3
Long-term notes payable	—	363
Other long-term liabilities	7,373	6,214
Total liabilities	36,801	35,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,089,002 shares outstanding as of September 30, 2020 and 2,742,857 shares issued and 2,381,131 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	33,765	34,143
Retained earnings (accumulated deficit)	3,908	(690)
Accumulated other comprehensive income	3,350	3,757
Treasury stock, at average cost, 653,855 shares as of September 30, 2020 and 361,726 shares as of December 31, 2019	(14,779)	(9,935)
Total shareholders’ equity	26,244	27,275
Total liabilities and shareholders’ equity	$63,045	$62,923
See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$37,966	$39,656	$112,218	$118,340
Cost of sales	9,328	7,711	25,044	23,253
Gross profit	28,638	31,945	87,174	95,087

Operating expenses:
Commissions and incentives	15,089	16,696	45,308	48,190
Selling and administrative expenses	6,639	8,951	20,659	24,908
Depreciation and amortization expense	468	519	1,525	1,564
Other operating costs	5,062	5,214	15,180	16,721
Total operating expenses	27,258	31,380	82,672	91,383

Income from operations	1,380	565	4,502	3,704
Interest income (expense), net	10	(12)	73	(83)
Other income (expense), net	248	(430)	206	554
Income before income taxes	1,638	123	4,781	4,175

Income tax (provision) benefit	(22)	(1,613)	753	(2,991)
Net income (loss)	$1,616	$(1,490)	$5,534	$1,184

Earnings per common share:
Basic	$0.77	$(0.62)	$2.42	$0.50
Diluted	$0.76	$(0.62)	$2.38	$0.47

Weighted-average common shares outstanding:
Basic	2,098	2,391	2,286	2,393
Diluted	2,135	2,391	2,312	2,450

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,616	$(1,490)	$5,534	$1,184
Foreign currency translations	679	(763)	(407)	(1,393)
Comprehensive income (loss)	$2,295	$(2,253)	$5,127	$(209)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2020	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net income	—	—	2,787	—	—	2,787
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	83	—	—	—	83
Issuance of unrestricted shares	—	(163)	—	—	373	210
Repurchase of common stock	—	—	—	—	(86)	(86)
Foreign currency translations	—	—	—	(1,634)	—	(1,634)
Balance at March 31, 2020	$—	$34,063	$1,797	$2,123	$(9,648)	$28,335

Net income	—	—	1,130	—	—	1,130
Payment of cash dividends	—	—	(299)	—	—	(299)
Charge related to stock-based compensation	—	34	—	—	—	34
Stock option exercises	—	(333)	—	—	333	—
Repurchase of common stock	—	—	—	—	(5,109)	(5,109)
Foreign currency translations	—	—	—	548	—	548
Balance at June 30, 2020	$—	$33,764	$2,628	$2,671	$(14,424)	$24,639

Net income	—	—	1,655	—	—	1,616
Payment of cash dividends	—	—	(336)	—	—	(336)
Charge related to stock-based compensation	—	1	—	—	—	1
Repurchase of common stock	—	—	—	—	(355)	(355)
Foreign currency translations	—	—	—	679	—	679
Balance at September 30, 2020	$—	$33,765	$3,908	$3,350	$(14,779)	$26,244

	Common stock Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2019	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net income	—	—	688	—	—	688
Payment of cash dividends	—	—	(303)	—	—	(303)
Charge related to stock-based compensation	—	107	—	—	—	107
Issuance of unrestricted shares	—	(141)	—	—	421	280
Repurchase of common stock	—	—	—	—	(9)	(9)
Foreign currency translations	—	—	—	(441)	—	(441)
Balance at March 31, 2019	$—	$33,905	$(2,397)	$3,896	$(9,758)	$25,646

Net income	—	—	1,987	—	—	1,987
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	160	—	—	—	160
Stock option exercises	—	(39)	—	—	38	(1)
Repurchase of common stock	—	—	—	—	(58)	(58)
Foreign currency translations	—	—	—	(189)	—	(189)
Balance at June 30, 2019	$—	$34,026	$(710)	$3,707	$(9,778)	$27,245

Net loss	—	—	(1,490)	—	—	(1,490)
Payment of cash dividends	—	—	(299)	—	—	(299)
Charge related to stock-based compensation	—	106	—	—	—	106
Issuance of unrestricted shares	—	(71)	—	—	71	—
Repurchase of common stock	—	—	—	—	(154)	(154)
Foreign currency translations	—	—	—	(763)	—	(763)
Balance at September 30, 2019	$—	$34,061	$(2,499)	$2,944	$(9,861)	$24,645

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,534	$1,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,525	1,564
Non-cash operating lease expense	1,746	1,219
Provision for inventory losses	418	857
Provision for doubtful accounts	116	(32)
Loss on disposal of assets	(1)	62
Charge related to stock-based compensation	328	653
Deferred income taxes	(82)	999
Changes in operating assets and liabilities:
Accounts receivable	695	(38)
Income tax receivable	(605)	172
Inventories	(3,778)	(199)
Prepaid expenses and other current assets	(359)	1,976
Deferred commissions	29	93
Other assets	(1,097)	850
Accounts payable	1,237	(2,049)
Accrued expenses and other liabilities	(2,015)	(177)
Taxes payable	(1,107)	444
Commissions and incentives payable	79	(1,854)
Deferred revenue	618	428
Net cash provided by operating activities	3,281	6,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(759)	(998)
Proceeds from sale of assets	(8)	—
Net cash used in investing activities	(767)	(998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,550)	(221)
Payment of cash dividends	(936)	(902)
Proceeds from Paycheck Protection Program note payable	2,244	—
Repayment of Paycheck Protection Program note payable	(2,244)	—
Repayment of other notes payable and finance lease obligations	(373)	(968)
Net cash used in financing activities	(6,859)	(2,091)
Effect of currency exchange rate changes on cash and cash equivalents	(429)	(1,346)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,774)	1,717
Cash, cash equivalents, and restricted cash at the beginning of the period	31,000	30,584
Cash, cash equivalents, and restricted cash at the end of the period	$26,226	$32,301

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$969	$1,089
Interest paid on finance leases and other financing arrangements	$56	93
Assets acquired through other financing arrangements	—	25
Operating lease right-of-use assets recorded upon adoption of ASC 842	—	4,730
Finance lease right-of-use assets recorded upon adoption of ASC 842	—	76
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	2,769	2,916
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	47	236
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

Active business building associates ("independent associates" or "associates" or "distributors") and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and the United States. We have closed some offices and have begun to work remotely for an uncertain period of time.

The Company depends on an independent sales force of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives have impacted and may continue to impact their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 may also materially decrease demand for the Company’s products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, the Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

For some products, the Company experienced shortages of raw materials, packaging supplies and ingredients. We have experienced challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2020 and December 31, 2019, credit card receivables were $2.5 million and $0.7 million, respectively. As of September 30, 2020 and December 31, 2019, cash and cash equivalents held in bank accounts in foreign countries totaled $15.9 million and $18.2 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $17.8 million and $19.2 million at September 30, 2020 and December 31, 2019, respectively. In addition, for the three and nine months ended September 30, 2020 and 2019, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea.  An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of September 30, 2020 and December 31, 2019, our total restricted cash was $5.0 million and $6.2 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents at beginning of period	$24,762	$21,845
Current restricted cash at beginning of period	943	1,514
Long-term restricted cash at beginning of period	5,295	7,225
Cash, cash equivalents, and restricted cash at beginning of period	$31,000	$30,584

Cash and cash equivalents at end of period	$21,234	$24,762
Current restricted cash at end of period	943	943
Long-term restricted cash at end of period	4,049	5,295
Cash, cash equivalents, and restricted cash at end of period	$26,226	$31,000

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2020 and December 31, 2019, receivables consisted primarily of amounts due from preferred customers and associates. As of September 30, 2020 and December 31, 2019, the Company's accounts receivable balance (net of allowance) was $0.1 million and $1.0 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of September 30, 2020 and December 31, 2019, the Company held an allowance for doubtful accounts of $0.8 million and $0.7 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of September 30, 2020 and December 31, 2019, other assets were $11.7 million and $9.6 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $7.0 million and $5.6 million as of September 30, 2020 and December 31, 2019, respectively. See Note 8, Leases for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $2.1 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. Additionally, included in the September 30, 2020 and December 31, 2019 balances were $2.4 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the September 30, 2020 and December 31, 2019 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of September 30, 2020 and December 31, 2019, accrued expenses were $7.8 million and $8.2 million, respectively. These amounts primarily consisted of $2.1 million and $2.3 million representing employee benefits, which included accrued wages, bonus and severance as of September 30, 2020 and December 31, 2019, respectively. Also included in the September 30, 2020 and December 31, 2019 balances were non-inventory accrued liabilities of $2.0 million and $2.2 million, respectively. Additionally, included in the September 30, 2020 and December 31, 2019 balances were $1.9 million and $1.6 million for the current portion of operating lease liabilities, respectively, and $1.0 million and $0.9 million for accrued auditing and accounting fees, respectively. At September 30, 2020 and December 31, 2019 other accrued expenses were $0.8 million and $1.2 million, respectively.

Notes Payable

Notes payable were $0.7 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. At each of September 30, 2020 and December 31, 2019 , the current portion was $0.7 million.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities

Other long-term liabilities were $7.4 million and $6.2 million as of September 30, 2020 and December 31, 2019, respectively.  As of September 30, 2020 and December 31, 2019, the balance is primarily composed of long-term operating lease obligations of $6.4 million and $5.3 million, respectively. See Note 8, Leases for more information. Additionally, as of September 30, 2020 and December 31, 2019, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s 2019 Annual Report). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of September 30, 2020 and December 31, 2019, accrued restoration costs related to these leases amounted to $0.3 million. At each of September 30, 2020 and December 31, 2019, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million (see Note 9, Employee Benefit Plans, of the Company’s 2019 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $1.8 million for the year ended December 31, 2019. Of this balance, $1.0 million was amortized to commissions expense for the nine months ended September 30, 2020. At September 30, 2020, deferred commissions were $1.7 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2019, the Company’s deferred revenue was $4.4 million. Of this balance, $2.6 million was recognized as revenue for the nine months ended September 30, 2020. At September 30, 2020, the Company’s deferred revenue was $5.0 million.

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at September 30, 2020 and December 31, 2019 was $3.2 million and $3.1 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(2,601)
Loyalty points used	(6,879)
Loyalty points vested	8,404
Loyalty points unvested	1,145
Loyalty deferred revenue as of September 30, 2020	$3,196

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the nine months ended September 30, 2020 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	722
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(647)
Actual returns or credits related to prior periods	(68)
Sales reserve as of September 30, 2020	$80

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
    Accounting Pronouncements Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") which defers the effective date for smaller reporting companies by three years to December 15, 2022 for fiscal years, and interim periods within those fiscal years, beginning after that date. Accordingly, this standard will be effective for the Company as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is continuing to evaluate whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

    Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of September 30, 2020 and December 31, 2019, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$2,716	$2,685
Finished goods	11,320	8,341
Inventory reserves for obsolescence	(524)	(874)
Total	$13,512	$10,152

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2020, the Company’s effective tax rate was 1.3% and (15.8)%, respectively. For the three and nine months ended September 30, 2019, the Company’s effective tax rate was 1,311.4% and 71.6%, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the three months ended September 30, 2020 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and adjustments to valuation allowances in certain jurisdictions. The effective tax rate for the nine months ended September 30, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the CARES Act, enacted on March 27, 2020.

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

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three and nine months ended September 30, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

NOTE 4: EARNINGS PER SHARE

    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).

    In determining the potential dilutive effect of outstanding stock options for each of the three and nine months ended September 30, 2020, the Company used the quarterly and nine month ended average common stock close price of $17.00 and $14.76 per share, respectively.

For the three and nine months ended September 30, 2020, there were 2.10 million and 2.29 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For each of the three and nine months ended September 30, 2020, approximately 0.03 million shares subject to options were included in the calculation resulting in 2.13 million and 2.31 million dilutive shares used to calculate diluted EPS, respectively. For the three and nine months ended September 30, 2020, approximately 0.1 million and 0.8 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

    In determining the potential dilutive effect of outstanding stock options for each of the three and nine months ended September 30, 2019, the Company used the quarterly and nine month ended average common stock close price of $16.16 and $17.50 per share, respectively.

For the three months ended September 30, 2019, approximately 0.3 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation, as the effect would have been antidilutive. The Company reported a net loss for three months ended September 30, 2019.

For the nine months ended September 30, 2019, there were 2.39 million weighted-average common shares outstanding used for the basic EPS calculation. For the nine months ended September 30, 2019, approximately 0.06 million shares subject to options were included in the calculation resulting in 2.45 million dilutive shares used to calculate diluted EPS. For the nine months ended September 30, 2019, approximately 0.7 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2020, the Company had a total of 174,393 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the nine months ended September 30, 2020 and 2019, the Company granted 5,000 and 15,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was approximately $4.00 and $6.88 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total gross compensation expense	$7	$106	$118	$374
Total tax benefit associated with compensation expense	1	4	8	20
Total net compensation expense	$6	$102	$110	$354

As of September 30, 2020, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2020	Year ending December 31,
		2021	2022	2023
Total gross unrecognized compensation expense	$6	$15	$3	$—
Tax benefit associated with unrecognized compensation expense	1	3	1	—
Total net unrecognized compensation expense	$5	$12	$2	$—

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

    During the three months ended September 30, 2020, the Company repurchased 12,238 additional shares of its common stock outstanding at an average price of $17.06. During the three months ended September 30, 2019, the Company repurchased 9,560 additional shares of its common stock outstanding at an average price of $16.07.

During the nine months ended September 30, 2020, the Company repurchased 323,660 shares of its common stock, which includes the 294,117 shares repurchased pursuant to the tender offer, at an average price of $16.92. During the nine months ended September 30, 2019, the Company repurchased 14,097 shares of its common stock, at an average price of $16.38.

As of September 30, 2020, the Company had 2,089,002 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2019	$3,435	$322	$3,757
Current-period change (1)	(407)	—	(407)
Balance as of September 30, 2020	$3,028	$322	$3,350
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

On August 28, 2020, the Board declared a dividend of $0.16 per share that was paid on September 29,2020 to shareholders of record on September 15, 2020, for an aggregate amount of $0.3 million.

NOTE 7: LITIGATION

    Administrative Proceeding

    Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

On or before April 12, 2015, Mannatech Korea, Ltd. filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

an audit of the Company’s imported goods covering fiscal years 2008 through 2012 and required the Company to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in the Company’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. The Company appealed this decision on August 24, 2017. On November 6, 2020, the Company received notice from counsel that the panel of justices assigned to this case conducted discussions on October 30, 2020. This is an indication, although not conclusive, that the Supreme Court may issue a decision by the end of the year or in the first quarter of 2021. This matter remains open.

Litigation - Product Liability

    Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374
On March 4, 2020, a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former independent associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of 110 million KRW (USD $90,000.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. An evidentiary hearing was held on October 21, 2020. The next hearing is scheduled for December 9, 2020. It is not possible at this time to predict whether the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, Mannatech Korea believes it has a valid defense and will vigorously defend this claim. This matter remains open.

    Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China
On or before September 2, 2019, MTEX Hong Kong received service of process of the above-captioned matter. Ruiguo Ma, (the "Plaintiff") is alleging that his child suffered tooth decay after consuming the Company's MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. The Company has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The first hearing occurred on September 11, 2019, and the second hearing occurred on October 30, 2019, where each party presented their respective arguments. On August 25, 2020, the court denied all of the Plaintiff's motions and granted judgment in favor of the MTEX Hong Kong. The Plaintiff appealed the decision on September 21, 2020. MTEX Hong Kong has engaged the same counsel to defend against the appeal. This matter remains open.

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

    As of September 30, 2020, the Company had net operating lease right-of-use (ROU) assets of $7.0 million and net finance lease right-of-use assets of $0.3 million. At September 30, 2020, our operating lease liabilities were $8.3 million and our finance lease liabilities were $0.2 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2020 were 5.56 years and 4.2%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2020 were 2.92 years and 5.6%, respectively. The Company's lease discount rates are generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company's leases cannot be readily determined.

    As of September 30, 2020 and 2019 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2020	September 30, 2019
Right-of-use assets
Operating leases	Other assets	$6,960	$6,410
Finance leases	Property and equipment, net	309	383
Total right-of-use assets		$7,269	$6,793

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,927	$1,929
Finance leases	Current portion of finance leases	77	99
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	6,379	5,759
Finance leases	Finance leases, excluding current portion	152	201
Total lease liabilities		$8,535	$7,988

As of September 30, 2020 the Company's minimum future lease payments on operating and financing leases were as follows (in thousands):

	September 30, 2020
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2020	$625	$24
2021	2,201	91
2022	1,737	73
2023	1,174	45
2024	1,259	21
2025	872	1
Thereafter	1,528	—
Total minimum lease payments	$9,396	$255
Imputed interest	(1,090)	(26)
Present value of minimum lease payments	$8,306	$229

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2020.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2020 and December 31, 2019.

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$2,345	$—	$—	$2,345
Interest bearing deposits – various banks	7,019	—	—	7,019
Total assets	$9,364	$—	$—	$9,364
Amounts included in:
Cash and cash equivalents	$4,850	$—	$—	$4,850
Restricted cash	679	—	—	679
Long-term restricted cash	3,835	—	—	3,835
Total	$9,364	$—	$—	$9,364

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$5,000	$—	$—	$5,000
Interest bearing deposits – various banks	8,962	—	—	8,962
Total assets	$13,962	$—	$—	$13,962
Amounts included in:
Cash and cash equivalents	$8,636	$—	$—	$8,636
Restricted cash	679	—	—	679
Long-term restricted cash	4,647	—	—	4,647
Total	$13,962	$—	$—	$13,962

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-four countries. Each of the business units receives associate fees or sells similar packs (in the case of Mexico and South Korea, where packs have not been replaced with associate fees, see Note 1, Organization and Summary of Significant Accounting Policies) and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by pack sales and associate fees and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The Company operates facilities in eleven countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Australia, the Netherlands, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China).

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2020		2019		2020		2019
Americas	$11.4	30.0%	$11.8	29.7%	$34.1	30.4%	$36.1	30.5%
Asia/Pacific	23.0	60.5%	24.3	61.2%	67.9	60.5%	71.9	60.8%
EMEA	3.6	9.5%	3.6	9.1%	10.2	9.1%	10.3	8.7%
Totals	$38.0	100.0%	$39.7	100.0%	$112.2	100.0%	$118.3	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated product sales	$35.7	$38.7	$108.7	$115.8
Consolidated pack sales and associate fees	2.0	0.7	2.8	1.8
Consolidated other	0.3	0.3	0.7	0.7
Consolidated total net sales	$38.0	$39.7	$112.2	$118.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2020 and December 31, 2019, reside in the following regions, as follows (in millions):

Region	September 30, 2020	December 31, 2019
Americas	$4.5	$5.1
Asia/Pacific	0.9	1.0
EMEA	—	—
Total	$5.4	$6.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2020	December 31, 2019
Americas	$6.1	$5.4
Asia/Pacific	5.9	3.8
EMEA	1.5	1.0
Total	$13.5	$10.2

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q. Item 1A “Risk Factors” in Part II of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2019. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis.  To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 180,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $1.7 million, or 4.3%, to $38.0 million, during the three months ended September 30, 2020, as compared to the same period in 2019. Net sales for the nine months ended September 30, 2020 decreased by $6.1 million, or 5.2%, to $112.2 million, as compared to the same period in 2019.

Foreign currency translation and the worldwide spread of COVID-19 affected the net sales comparisons for the three and nine months ended September 30, 2020 and September 30, 2019. For the three and nine months ended September 30, 2020, our net sales declined 3.8% and 2.7%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); unfavorable foreign exchange during the three and nine months ended September 30, 2020 caused a $0.2 million and $2.9 million decrease, respectively, in GAAP net sales, as compared to the same period in 2019. Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $1.5 million and $3.2 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

We have experienced challenges in getting raw materials, packaging supplies and ingredients to our contract manufacturers and finished products to our distribution centers as a result of reductions in global transportation capacity. We have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely for an uncertain period of time. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020		2019		Change from 2019 to 2020
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$37,966	100.0%	$39,656	100.0%	$(1,690)	(4.3)%
Cost of sales	9,328	24.6%	7,711	19.4%	1,617	21.0%
Gross profit	28,638	75.4%	31,945	80.6%	(3,307)	(10.4)%

Operating expenses:
Commissions and incentives	15,089	39.7%	16,696	42.1%	(1,607)	(9.6)%
Selling and administrative expenses	6,639	17.5%	8,951	22.6%	(2,312)	(25.8)%
Depreciation and amortization expense	468	1.2%	519	1.3%	(51)	(9.8)%
Other operating costs	5,062	13.3%	5,214	13.1%	(152)	(2.9)%
Total operating expenses	27,258	71.8%	31,380	79.1%	(4,122)	(13.1)%
Income from operations	1,380	3.6%	565	1.4%	815	144.2%
Interest income	10	—%	(12)	—%	22	183.3%
Other income, net	248	0.7%	(430)	(1.1)%	678	(157.7)%
Income before income taxes	1,638	4.3%	123	0.3%	1,515	1,231.7%
Provision for income taxes	(22)	(0.1)%	(1,613)	(4.1)%	1,591	(98.6)%
Net income (loss)	$1,616	4.3%	$(1,490)	(3.8)%	$3,106	(208.5)%

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020		2019		Change from 2019 to 2020
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$112,218	100.0%	$118,340	100.0%	$(6,122)	(5.2)%
Cost of sales	25,044	22.3%	23,253	19.6%	1,791	7.7%
Gross profit	87,174	77.7%	95,087	80.4%	(7,913)	(8.3)%

Operating expenses:
Commissions and incentives	45,308	40.4%	48,190	40.7%	(2,882)	(6.0)%
Selling and administrative expenses	20,659	18.4%	24,908	21.0%	(4,249)	(17.1)%
Depreciation and amortization expense	1,525	1.4%	1,564	1.3%	(39)	(2.5)%
Other operating costs	15,180	13.5%	16,721	14.1%	(1,541)	(9.2)%
Total operating expenses	82,672	73.7%	91,383	77.2%	(8,711)	(9.5)%
Income from operations	4,502	4.0%	3,704	3.1%	798	21.5%
Interest income (expense)	73	0.1%	(83)	(0.1)%	156	188.0%
Other income (expense), net	206	0.2%	554	0.5%	(348)	(62.8)%
Income before income taxes	4,781	4.3%	4,175	3.5%	606	14.5%
Benefit (provision) for income taxes	753	0.7%	(2,991)	(2.5)%	3,744	(125.2)%
Net income	$5,534	4.9%	$1,184	1.0%	$4,350	367.4%

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

Three-month period ended (in millions, except percentages)	September 30, 2020		September 30, 2019	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$38.0	$38.2	$39.7	$(1.5)	(3.8)%
Product	35.7	36.0	38.7	(2.7)	(7.0)%
Pack sales and associate fees	2.0	1.9	0.7	1.2	171.4%
Other	0.3	0.3	0.3	—	—%
Gross profit	28.6	28.8	31.9	(3.1)	(9.7)%
Income from operations	1.4	1.4	0.6	0.8	133.3%

Nine-month period ended (in millions, except percentages)	September 30, 2020		September 30, 2019	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$112.2	$115.1	$118.3	$(3.2)	(2.7)%
Product	108.7	111.5	115.8	(4.3)	(3.7)%
Pack	2.8	2.9	1.8	1.1	61.1%
Other	0.7	0.7	0.7	—	—%
Gross Profit	87.2	89.3	95.1	(5.8)	(6.1)%
Income from Operations	4.5	5.0	3.7	1.3	35.1%

Net Sales

Consolidated net sales for the three months ended September 30, 2020 decreased by $1.7 million, or 4.3%, to $38.0 million as compared to $39.7 million for the same period in 2019. Consolidated net sales for the nine months ended September 30, 2020 decreased by $6.1 million, or 5.2%, to $112.2 million as compared to $118.3 million for the same period in 2019.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended September 30, 2020 and 2019 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
Americas	$11.4	30.0%	$11.8	29.7%
Asia/Pacific	23.0	60.5%	24.3	61.2%
EMEA	3.6	9.5%	3.6	9.1%
Total	$38.0	100.0%	$39.7	100.0%
Consolidated net sales by region for the nine months ended September 30, 2020 and 2019 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
Americas	$34.1	30.4%	$36.1	30.5%
Asia/Pacific	67.9	60.5%	71.9	60.8%
EMEA	10.2	9.1%	10.3	8.7%
Total	$112.2	100.0%	$118.3	100.0%

    For the three months ended September 30, 2020, net sales in the Americas decreased by $0.4 million, or 3.4%, to $11.4 million, as compared to $11.8 million for the same period in 2019. This decrease was primarily due to a 7.5% decline in the number of active independent associates and preferred customers partially offset by a 4.4% increase in revenue per active independent associate and preferred customer.

For the nine months ended September 30, 2020, net sales in the Americas decreased by $2.0 million, or 5.5%, to $34.1 million, as compared to $36.1 million for the same period in 2019. This decrease was primarily due to a 21.2% decline in the number of active independent associates and preferred customers, which was partially offset by a 2.1% increase in revenue per active independent associate and preferred customer.

For the three months ended September 30, 2020, our operations outside of the Americas accounted for approximately 69.9% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales.

For the nine months ended September 30, 2020, our operations outside of the Americas accounted for approximately 69.6% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 69.5% of our consolidated net sales.

For the three months ended September 30, 2020, Asia/Pacific net sales decreased by $1.3 million, or 5.3%, to $23.0 million, as compared to $24.3 million for the same period in 2019. This decrease was primarily due to a 7.8% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 2.7% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the three months ended September 30, 2020, as compared to the same period in 2019. The currency impact is primarily due to the strengthening of the Korean Won, Japanese Yen, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, Taiwanese Dollar and Hong Kong Dollar, which was partially offset by the weakening of the Singapore Dollar.

For the nine months ended September 30, 2020, Asia/Pacific net sales decreased by $4.0 million, or 5.6%, to $67.9 million, as compared to $71.9 million for the same period in 2019. This decrease was primarily due to an 8.0% decrease in the revenue per active independent associate and preferred customer and a 3.3% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $1.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen, Hong Kong Dollar and Taiwanese Dollar.

For the three months ended September 30, 2020 and 2019, EMEA net sales remained constant at $3.6 million. There was a 14.7% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 17.2% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three-month period ending September 30, 2020 as compared to the same period in 2019.  The currency impact is primarily due to the weakening of the South Africa Rand, which was partially offset by the strengthening of the British Pound and the Euro.

For the nine months ended September 30, 2020 and 2019, EMEA net sales decreased by $0.1 million, or 1.0%, to $10.2 million, as compared to $10.3 million for the same period in 2019. This decrease was primarily due to a 15.5% decrease in the revenue per active independent associate and preferred customer, which was partially offset by a 3.9% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $1.2 million for the nine months ended September 30, 2020 as compared to the same period in 2019.  The currency impact is primarily due to the weakening of the South Africa Rand and the British Pound.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$35.7	$38.7	$(3.0)	(7.8)%
Consolidated pack sales and associate fees	2.0	0.7	1.3	185.7%
Consolidated other	0.3	0.3	—	—%
Total consolidated net sales	$38.0	$39.7	$(1.7)	(4.3)%

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$108.7	$115.8	$(7.1)	(6.1)%
Consolidated pack sales and associate fees	2.8	1.8	1.0	55.6%
Consolidated other	0.7	0.7	—	—%
Total consolidated net sales	$112.2	$118.3	$(6.1)	(5.2)%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended September 30, 2020 decreased by $3.0 million, or 7.8%, as compared to the same period in 2019. The decrease in product sales was primarily due to a decrease in the average order value, which was partially offset by an increase in the number of orders. The average order value for the three months ended September 30, 2020 was $171, as compared to $190 for the same period in 2019. The number of orders processed during the three months ended September 30, 2020 increased by 4.1%, to 220,313, as compared to 211,626 for the same period in 2019.

Product sales for the nine months ended September 30, 2020 decreased by $7.1 million, or 6.1%, as compared to the same period in 2019. The decrease in product sales was primarily due to a decrease in the number of orders and the average order value. The average order value for the nine months ended September 30, 2020 was $181, as compared to $188 for the same period in 2019. The number of orders processed during the nine months ended September 30, 2020 decreased by 2.0%, to 629,650 as compared to 642,277 during the same period in 2019.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percentage
New	$0.2	$0.1	$0.1	100.0%
Continuing	1.8	0.6	1.2	200.0%
Total	$2.0	$0.7	$1.3	185.7%

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percentage
New	$0.4	$0.4	$—	—%
Continuing	2.4	1.4	1.0	71.4%
Total	$2.8	$1.8	$1.0	55.6%

    Total pack sales and associate fees for the three months ended September 30, 2020 increased by $1.3 million, or 185.7%, to $2.0 million, as compared to $0.7 million for the same period in 2019. Average pack and associate fee value for the three months ended September 30, 2020 was $69, as compared to $25 for the same period in 2019. The total number of packs and associate fees sold increased by 2,382, or 9.2%, to 28,145 for the three months ended September 30, 2020, as compared to the same period in 2019.

Total pack sales and associate fees for the nine months ended September 30, 2020 increased by $1.0 million, or 55.6%, to $2.8 million, as compared to $1.8 million for the same period in 2019. Average pack and associate fee value for the nine months ended September 30, 2020 was $40, as compared to $24 for the same period in 2019. The total number of packs and associate fees sold decreased by 4,508, or 6.0%, to 70,203 for the nine months ended September 30, 2020, as compared to the same period in 2019.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2020 and 2019 were as follows:

	2020		2019
New	81,000	45.0%	83,000	47.2%
Continuing	99,000	55.0%	93,000	52.8%
Total	180,000	100.0%	176,000	100.0%

Recruitment of new independent associates and preferred customers increased 13.7% in the third quarter of 2020, as compared to the third quarter of 2019. The number of new independent associates and preferred customer positions held by individuals in our network for the third quarter of 2020 was approximately 25,388, as compared to 22,321 for the same period in 2019.
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

For each of the three months ended September 30, 2020 and 2019, other sales were $0.3 million.

For each of the nine months ended September 30, 2020 and 2019, other sales were $0.7 million.

Gross Profit

For the three months ended September 30, 2020, gross profit decreased by $3.3 million, or 10.4%, to $28.6 million, as compared to $31.9 million for the same period in 2019. For the three months ended September 30, 2020, gross profit as a percentage of net sales decreased to 75.4%, as compared to 80.6% for the same period in 2019 due to increased product promotions.

For the nine months ended September 30, 2020, gross profit decreased by $7.9 million, or 8.3%, to $87.2 million, as compared to $95.1 million for the same period in 2019. For the nine months ended September 30, 2020, gross profit as a percentage of net sales decreased to 77.7%, as compared to 80.4% for the same period in 2019 due to increased product promotions.

Commissions and Incentives

Commission expenses for the three months ended September 30, 2020 decreased by 9.2%, or $1.4 million, to $14.5 million, as compared to $15.9 million for the same period in 2019. For the three months ended September 30, 2020, commissions as a percentage of net sales decreased to 38.1% from 40.2% for the same period in 2019.

Commission expenses for the nine months ended September 30, 2020 decreased by 5.4%, or $2.5 million, to $43.4 million, as compared to $45.9 million for the same period in 2019. For the nine months ended September 30, 2020, commissions as a percentage of net sales decreased to 38.7% from 38.8% for the same period in 2019. Reversals of expired commission payment vouchers in the nine months ended September 30, 2020 and 2019 provided a reduction to our commission expenses of $0.6 million and $1.4 million, respectively.

Incentive costs for the three months ended September 30, 2020 decreased by 19.2%, or $0.2 million, to $0.6 million, as compared to $0.8 million for the same period in 2019. For the three months ended September 30, 2020, incentives as a percentage of net sales decreased to 1.6% from 1.9% for the same period in 2019.

Incentive costs for the nine months ended September 30, 2020 decreased by 16.9%, or $0.4 million, to $1.9 million, as compared to $2.3 million for the same period in 2019. For the nine months ended September 30, 2020, incentives as a percentage of net sales decreased to 1.7% from 1.9% for the same period in 2019.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2020, selling and administrative expenses decreased by $2.3 million, or 25.8%, to $6.6 million, as compared to $9.0 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $1.8 million decrease in payroll costs, a $0.4 million decrease in marketing costs and a $0.1 million decrease in stock-based compensation. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2020 decreased to 17.5% from 22.6% for the same period in 2019.

For the nine months ended September 30, 2020, selling and administrative expenses decreased by $4.2 million, or 17.1%, to $20.7 million, as compared to $24.9 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $3.3 million decrease in payroll costs, a $0.6 million decrease in marketing costs and a $0.3 million decrease in stock-based compensations. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2020 decreased to 18.4% from 21.0% for the same period in 2019.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended September 30, 2020, other operating costs decreased by $0.1 million, or 2.9%, to $5.1 million, as compared to $5.2 million for the same period in 2019. For the three months ended September 30, 2020, other operating costs as a percentage of net sales increased to 13.3% from 13.1% for the same period in 2019. The decrease in operating costs was primarily due to a $0.4 million decrease in travel and entertainment, which was offset by a $0.3 million increase in consulting fees.

For the nine months ended September 30, 2020, other operating costs decreased by $1.5 million, or 9.2%, to $15.2 million, as compared to $16.7 million for the same period in 2019. For the nine months ended September 30, 2020, other operating costs as a percentage of net sales decreased to 13.5% from 14.1% for the same period in 2019. The decrease in operating costs was primarily due to a $0.9 million decrease in travel and entertainment and a $0.6 million decrease in office expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million for each of the three months ended September 30, 2020 and 2019.

Depreciation and amortization expense was $1.5 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2019, other expense was $0.4 million.

Due to foreign exchange gains and losses, other expense was $0.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, other income was $0.6 million, which included a $1,100,000 VAT refund offset by foreign exchange gains and losses.

Income Tax Benefit (Provision)

    Provision (benefit) for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and nine months ended September 30:

Country	2020	2019
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China(1)	5.0%	25.0%
Colombia(2)	33.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	30.2%
Mexico	30.0%	30.0%
Norway	23.0%	23.0%
Republic of Korea	22.0%	22.0%
Russia(3)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	22.0%	22.0%
Switzerland(4)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(5)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(6)	23.8%	23.8%
(1)For 2020, the Company qualifies for a reduced 5% tax rate in China as a Small Low Profit Enterprise.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintains the legal entity, Mannatech Colombia SAS.
(3)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(4)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity, Mannatech Swiss International GmbH..
(5)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(6)Includes blended state effective rate of 2.8% in addition to U.S federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and nine months ended September 30, 2020, the Company’s effective tax rate was 1.3% and (15.8)%, respectively. For the three and nine months ended September 30, 2019, the Company's effective tax rate was 1,311.4% and 71.6%, respectively. For the three and nine months ended September 30, 2020 and 2019, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended September 30, 2020 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rate for the nine months ended September 30, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses, as allowed by the provisions of the CARES Act, enacted March 27, 2020.

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

Income tax related provisions of stimulus packages in foreign jurisdictions did not have a material impact to our recorded income tax benefit for the three and nine months ended September 30, 2020. We are evaluating the impact, if any, that stimulus packages in foreign jurisdictions may have on the Company's future operations, financial position, and liquidity in fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2020, our cash and cash equivalents decreased by 14.2%, or $3.5 million, to $21.2 million from $24.8 million as of December 31, 2019. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of September 30, 2020 and December 31, 2019. The long-term portion of restricted cash balances were $4.0 million and $5.3 million at September 30, 2020 and 2019, respectively. Finally, fluctuations in currency rates produced a decrease of $0.4 million and an increase of $1.3 million in cash and cash equivalents for the nine months ended September 30, 2020 and 2019, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2020 and December 31, 2019, our working capital was $11.6 million and $12.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by/(Used in):	2020	2019
Operating activities	$3.3	$6.2
Investing activities	$(0.8)	$(1.0)
Financing activities	$(6.9)	$(2.1)

Operating Activities

Our primary source of cash is our profitable operations, which provided $3.3 million cash flow for the nine months ended September 30, 2020, compared to cash provided by operating activities of $6.2 million for the same period in 2019.

Investing Activities

For the nine months ended September 30, 2020 and 2019, we invested cash of $0.8 million and $1.0 million, respectively. During the nine months ended September 30, 2020, we invested approximately $0.6 million in back-office software projects, $0.1 million in office equipment and $0.1 million in leasehold improvements in various international offices and training centers. During the nine months ended September 30, 2019, we invested approximately $0.5 million in back-office software projects and approximately $0.2 million in leasehold improvements.

Financing Activities

For the nine months ended September 30, 2020 and 2019, our financing activities used cash of $6.9 million and $2.1 million, respectively. For the nine months ended September 30, 2020, we used $5.6 million in the repurchase of our company stock, $0.9 million in payments of dividends to shareholders, and $0.4 million in the repayment of finance lease obligations. For the nine months ended September 30, 2019, we used $1.0 million in the repayment of finance lease obligations and $0.9 million in payments of dividends to shareholders.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of September 30, 2020, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2020	2021	2022	2023	2024	2025	Thereafter	Total
Finance lease obligations	$24	$91	$73	$45	$21	$1	$—	$255
Purchase obligations (1)(2)(3)	489	4,742	67	—	—	—	—	5,298
Operating lease obligations (6) (7)	654	2,425	1,929	1,316	1,323	1,528	966	10,141
Note payable and other financing arrangements	290	468	—	—	—	—	—	758
Employment agreements	110	330	—	—	—	—	—	440
Royalty agreement	15	7	—	—	—	—	—	22
Tax liability (4)	—	—	—	—	—	—	200	200
Other obligations (5)	222	33	184	24	123	—	514	1,100
Total commitments and obligations	$1,804	$8,096	$2,253	$1,385	$1,467	$1,529	$1,680	$18,214

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $15.0 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of September 30, 2020.
(3)Renewal term of one supply agreement with minimum purchase commitments was modified from a 2 year auto-renew to 1 year and extended until November 2021.
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
(7) Represents the minimum future payments, including imputed interest, for operating leases within the scope of Topic 842. Of the total present value of lease liabilities, $1.9 million was recorded in "Accrued expenses" and $6.4 million was recorded in "Other long-term liabilities".

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of September 30, 2020.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of September 30, 2020, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at September 30, 2020
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	1.4 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.7 million
Total		$4.0 million
(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of September 30, 2020, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and nine months ended September 30, 2020.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and nine months ended September 30, 2020, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At September 30, 2020 and December 31, 2019, deferred revenue was $5.0 million and $4.4 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2020 and December 31, 2019 was $3.2 million and $3.1 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $1.7 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(2,601)
Loyalty points used	(6,879)
Loyalty points vested	8,404
Loyalty points unvested	1,145
Loyalty deferred revenue as of September 30, 2020	$3,196

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2020, we had 174,393 shares available for grant in the future. During the three months ended September 30, 2020, the Company granted no stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") which defers the effective date for smaller reporting companies by three years to December 15, 2022 for fiscal years, and interim periods within those fiscal years, beginning after that date. This standard will be effective for the Company on January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company continues to evaluate whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada , Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2020 were as follows:

	Nine months ended September 30, 2020			As of September 30, 2020
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.57275	0.73850	0.67703	0.71112
Canada (Canadian Dollar)	0.68826	0.77088	0.73942	0.74736
China (Renminbi)	0.13968	0.14790	0.14299	0.14670
Colombia (Peso)	0.00024	0.00031	0.00027	0.00026
Czech Republic (Koruna)	0.03893	0.04567	0.04269	0.04309
Denmark (Kroner)	0.14347	0.16064	0.15079	0.15725
Hong Kong (Hong Kong Dollar)	0.12829	0.12904	0.12891	0.12903
Japan (Yen)	0.00895	0.00976	0.00930	0.00947
Mexico (Peso)	0.03999	0.05396	0.04628	0.04468
New Zealand (New Zealand Dollar)	0.56727	0.67751	0.63873	0.65813
Norway (Krone)	0.08547	0.11469	0.10524	0.10582
Republic of Korea (Won)	0.00079	0.00087	0.00083	0.00086
Singapore (Singapore Dollar)	0.68556	0.74362	0.71957	0.73004
South Africa (Rand)	0.05252	0.07163	0.06019	0.05884
Sweden (Krona)	0.09641	0.11608	0.10660	0.11107
Switzerland (Franc)	1.01544	1.10703	1.05289	1.08478
Taiwan (New Taiwan Dollar)	0.03285	0.03454	0.03359	0.03446
United Kingdom (British Pound)	1.15537	1.34114	1.27143	1.28593
Various countries (1) (Euro)	1.06994	1.19568	1.12439	1.17068
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

Changes in Internal Control over Financial Reporting

    During the quarter ended September 30, 2020, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2020, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
July 1, 2020 - July 31, 2020	—	$—	—	$13,331
August 1, 2020 - August 31, 2020	3,962	$16.63	3,962	$13,265
September 1, 2020 - September 30, 2020	8,276	$17.27	8,276	$13,122
Total	12,238		12,238

(a)We have an ongoing authorization, originally approved by our Board on August 28, 2006, and subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December 2019, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. In August 2020, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through August 16, 2021. Any repurchases pursuant to an authorized share repurchase program would be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of any share repurchases would be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and could be suspended or discontinued at any time. All or part of any such repurchases could be implemented under a Rule 10b5-1 trading plan.
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

MANNATECH, INCORPORATED

Dated: November 10, 2020	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 10, 2020	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)