Form 10-K
period 2020-12-31
MANNATECH INC
filed 2021-03-19
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas		75-2508900
(State or other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
1410 Lakeside Parkway, Suite 200,		75028
Flower Mound,	Texas	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, including Area Code: (972) 471-7400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MTEX	The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2020, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $18,803,252 based on the closing sale price of $14.80, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2021 was 2,069,259 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2021 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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

•the impact of the outbreak of the novel coronavirus (“COVID-19”) pandemic;
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
•new regulatory changes that may affect operations, products or compensation plans and incentives;
•the competitive nature of our business with respect to products and pricing;
•publicity related to our products or network marketing;
•uncertainty related to the scope and duration and overall impact the COVID-19 pandemic has on our business, operations, and financial results including, for example, additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 in the markets where we operate, such as restrictions on business operations, shelter-in-place orders, travel bans, or social distancing requirements;
•shortages of raw materials, disruptions in the business of our contract manufacturers and suppliers, significant price increases of key raw materials, increased shipping expenses, and other disruptions to our supply chain as a result of, or in addition to, the COVID-19 pandemic; and
•the political, social, and economic climate of the countries in which we operate, including, the COVID-19 pandemic.

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

    We sell our products through network marketing distribution channels via our active associates ("independent associate" or "associates" or "distributors") and to our "preferred customers," which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2020, we had approximately 183,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor can it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai's website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.

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

The history of our proprietary ingredients and products is as follows:

•In 1994, we developed and began selling our first products containing Manapol® powder, an ingredient formulated to support cell-to-cell communication.
•In 1996, we enhanced our products based on the study of glycoproteins and our scientists developed our own proprietary compound, Ambrotose® complex, which we patented. Our Ambrotose® complex is a blend of polysaccharides (composed of monosaccharides) designed to help provide support for the immune system.
•In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix designed to help deliver nutrients to the body and which is used in our proprietary Catalyst™ and Glycentials® vitamin/mineral supplements.
•In 2004, we introduced our proprietary blend of antioxidant nutrients, MTech AO Blend® ingredient, which is used in our proprietary antioxidant Ambrotose AO® product.
•In 2006, we introduced a unique blend of plant-based minerals, natural vitamins, and standardized phytochemicals for use in our proprietary PhytoMatrix® product. We also introduced a compound used in reformulated Advanced Ambrotose® complex. This compound allows a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe to be produced in a stable powdered form.
•In 2007, we introduced into the United States market our skin care and anti-aging line of products designed to support skin’s natural texture, beauty, and elasticity. We also launched our PhytoMatrix® caplets, Advanced Ambrotose® capsules and Manna•Bears™ supplement into international markets.
•In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement designed to support the body’s natural recovery processes associated with physical activity in our BounceBack® capsules. We also introduced a proprietary version of whey protein peptide technology designed to assist targeted fat loss when combined with exercise and a healthy diet in our OsoLean® powder.
•In 2009, we introduced our Omega-3, which features EPA/DHA essential acids, PhytoBurst™ Nutritional Chews formulated with vitamins, minerals, and phytonutrients from food-sourced ingredients, and GI-ProBalance™ Slimstick, which is a symbiotic digestive product containing probiotics, prebiotics, and digestive enzymes. In addition, we improved our Ambrotose® products to include beta-Carotene.
•In 2010, we launched our Mannatech LIFT™ Skin Care System, which is paraben-free and formulated to give skin a more natural youthful appearance.
•In 2011, we introduced our reformulated version of our Omega-3 supplement, which now includes Vitamin D3 and features EPA/DHA essential acids. We expanded several previously launched products from our domestic line to our international markets.
•In 2012, we launched our NutriVerus™ powder, a single product that features all of our core scientific technologies at an affordable price. This unique, ground-breaking product combines our core glyconutrient technologies with vitamins, minerals, antioxidants and stabilized rice bran, all based on Real Food Technology solutions.

•In 2013, we launched Uth® skin cream, a breakthrough in anti-aging that incorporates Mannatech’s glyconutrient technology along with a microsphere delivery system that supports more thorough delivery of the active ingredients to all levels of the skin.
•In 2014, we launched GlycoBOOM™ Advanced Immune Support Supplement (now known as MannaBoom®), packed with nutrients that are designed to support the body’s natural defenses.
•In 2015, Mannatech introduced a new brain supplement, Cognitate®, featuring a proprietary blend of natural ingredients designed to aid memory, recall and cognition.
•In 2016, Mannatech rebranded the Company, including all new packaging and labels, introduced a line of Essential Oils, along with an innovative, natural fat-loss system, TruHealthTM. Included in the system is the TruPLENISHTM Nutritional Shake, TruPURE® Cleanse Slimsticks and TruSHAPETM Fat-Loss Capsules.
•In 2017, Mannatech launched several new products, including: GinMAX®, a fast-acting, long-lasting ginseng supplement that utilizes both fermented red and fermented white ginseng, fortified with glyconutrients; GlycoCafé®, a glyconutritional coffee made with the whole coffee fruit; and Luminovation, a line of mass-market and premium Korean beauty products.
•In 2018, Mannatech launched a unique fitness drink, Empact+®, combining fueling, hydration and recovery in one product. Mannatech also introduced significant enhancements to its signature Ambrotose® product with the launch of Ambrotose Life®, with more than double the Manapol® of its Advanced Ambrotose® formula along with additions of modified citrus pectin, and stabilized rice bran. Ambrotose Life® is available in a bulk canister (unflavored), along with flavored single serving sachets.
•In 2019, Mannatech’s key product launches were: Eye Health, TruPlenish Chocolate and Vanilla sachets, New Catalyst, Women’s Health, reformulated TruShape, Liver Support, Hangover Support and Sleep Support products into various markets.
•In 2020, Mannatech’s key product launches included a product suite to address microbiome health: new GI-Defense intestinal support product, improved GI-ProBalance pre/pro-biotic product and improved GI-Zyme digestive enzyme product, reformulated ImmunoStart and MannaBOOM products, an innovative new Joint Support product in Japan, an innovative new immune support product named MannaGel in Hong Kong and a re-launch of its MannaBears gummies.

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

Essentials, a sub-category of Targeted Health, offers a variety of dietary supplements that are formulated with a simpler ingredient profile, at a price point that is intended to be a value-add for Preferred Customers and Associates.

Home Living, a category of products designed to make homes a peaceful haven that supplement wellness. Currently, products in this category are only offered in Korea.

The following table summarizes our global product offerings, by category:

Product Category	Representative Products
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, Manapol® Powder, MannaBears™, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, GlycoCafè®, Chaga Cafe, Glycentials®, MannaTea™, PhytoCleanse, and TruCoffee®

Targeted Health
BounceBack®, CardioBALANCE®, GI ProBalance® Slimstick, GI-Zyme®, GI-Defense™, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM® Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, Mannatech Men's PRIME 7™, Mannatech Women's PREMIER 7™, I-Start, MannaAloe™ with AloePrime, Chlorophyll, MANNAGEL™, MegaKids, and Jumping Hi Kids.

Weight and Fitness	OsoLean®, SPORT™, TruHealth Fat Loss System, including: TruPLENISH™, TruPURE®, TruSHAPE™, Tru-C™, EMPACT+™, EM∙PACT, Mannashake, and TruCoffee™
Skin Care	Emprizone ®, FIRM with Ambrotose ®, Uth® Facial Cleanser, Uth® Skin Rejuvenation Crème, Uth® Moisturizer, FreshDen®, Organt®, Luminovation™, and MannaDent
Essentials	Catalyst™ Multivitamin, Eye Support, Sleep Support, Liver Support, Joint Support, and SUPERFOOD
Home Living	SERENITY Oils and Blends and PURO

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. Revenue from these products were as follows for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$36,066	23.8%	$34,975	22.2%
TruHealth™	16,263	10.7%	16,193	14.2%
Advanced Ambrotose®	14,662	9.7%	22,390	10.3%
Optimal Support Packets	7,996	5.3%	4,110	2.6%
GI-Pro (MicroBiome)	7,513	5.0%	6,559	4.2%
Total	$82,500	54.5%	$84,227	53.5%

Product Development. Our product committee continues to focus on potential new products and compounds that help target or promote overall health and wellness. When considering new products and compounds, our product committee considers the following criteria:
•marketability and proprietary nature of the product;
•demand for the product;
•competitors’ products;
•regulatory considerations;
•availability of ingredients; and
•data supporting claims of efficacy and safety.
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

    We procure select products from single vendors who control certain product formulations, ingredients, or other intellectual property rights associated with such products. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. In the event we become unable to source any products or ingredients from our suppliers, we believe that we would be able to replace those products with alternate suppliers, except Arabinogalactan and Manapol. Due to the unique nature of each ingredient, important components used in the formulation of our Ambrotose® complex, we are unable to identify an alternative supplier at this time for these ingredients.

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

Direct Selling/Network Marketing Channel

Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2019, approximately 119 million global direct sellers collectively generated annual retail sales of $180.5 billion.

Operating Strengths

1.High-Quality, Innovative, Proprietary Products. We base our product concept on the scientific belief that certain glyconutrients, also known as glycans, monosaccharides and polysaccharides, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. We focus on producing products by developing scientifically sound, and innovative wellness solutions, with safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness.

We believe that our proprietary blends and formulas distinguish us as a leader in the global nutritional supplements industry. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.

2.Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate websites www.mannatechscience.org, www.mannatech.com, and www.allaboutmannatech.com.

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

3.Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets. Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•the FDA’s current Good Manufacturing Practices (as defined below) for manufacturing, packaging, labeling, and holding of dietary supplements;
•the FDA’s Good Manufacturing Practices for human food;
•the requirements of the Natural Health Products Directorate of Canada;
•the Korean Food and Drug Administration;
•certification by the Therapeutic Goods Administration of Australia, when necessary;
•the European Union’s Food Supplement Directive and Nutrition and Health Claims Regulations, as well as individual member state legislation;
•the Taiwan Food and Drug Administration;
•the Japan Ministry of Health Labor and Welfare;
•the Singapore Health Sciences Authority;
•the South African Department of Health and the South African Health Products Regulatory Authority Board;
•the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office; and
•the China Food and Drug Administration.

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

4.Global Scientific Advisory Board. A charter for an advisory board has been established and the board is filled by a combination of independent scientists and doctors from multiple disciplines, along with one member of Mannatech staff. Certain member(s) of the Global Scientific Advisory Board (“GSAB”) review each new and reformulated product as needed to ensure ingredients and products are up to Mannatech’s high standards and are in line with the latest, viable research. The GSAB may also make ingredient and product suggestions for new products.

5.High-Caliber, Industry-Leading Independent Associates. Our global team of independent associates is comprised of dedicated, hard-working, high-caliber individuals, many of whom have been associated with the network marketing industry for decades and have been loyal to us since our beginning in 1993. To capitalize on their wealth of knowledge and experience, we sponsor panels of independent associates in councils and forums based around the world which help identify and effectively relay the needs of our independent business-building associates to us. These advisory councils meet periodically with our team of senior management to recommend changes, discuss issues, and provide new ideas or concepts, including a full spectrum of innovative ideas for additional quality-driven nutritional supplements aimed at maintaining optimal health and wellness.

6.Support Philosophy for Our Independent Associates and Preferred Customers. We are fully committed to providing the highest level of support services to our independent associates and preferred customers and believe that we meet expectations and build customer loyalty through the following: offering highly-personalized and responsive customer service;
▪offering a satisfaction guarantee product return policy;
▪providing comprehensive corporate websites (www.mannatech.com, https://www.allaboutmannatech.com, https://www.mannatechscience.org, https://www.library.mannatech.com, https://events.mannatech.com, and www.mannafest.com) that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools;
▪maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;
▪providing Mannatech+, an app and web-based platform to provide personalized web pages, to share videos, digital flyers, and more;
▪offering, in the United States and Canada, an effective compilation of online marketing and training tools;
▪offering updated training/orientation and compliance programs for our independent associates;
▪providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost; and
▪sponsoring marketing events, designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

7.Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For more than a decade, we have contracted with third parties to supply and manufacture our proprietary raw materials and products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our operations, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

8.Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2020, our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy

Our long-term goal is to be one of the world’s leading network marketing companies founded on the best science-based proprietary products by incorporating a powerful global independent network distribution model into our charitable giving program. To achieve our goal, we believe we must focus on the following business priorities:

•Strengthening our Financial Results and Adding Value to Our Shareholders and Independent Associates. We focus on improving financial results by striving to increase our revenues in both our domestic and foreign operations and to control our operating costs.
•Attracting New Independent Associates and Retaining Existing Independent Associates. We continually examine our global associate career and compensation plan and periodically offer incentives in order to attract, motivate, and retain independent associates. We believe our global associate career and compensation plan encourages greater associate retention, motivation, and productivity.
•Carefully Planning and Executing New Market Entries. In order to expand efficiently around the globe, we must continue to present maximum opportunity to our current independent associates as well as those who will join us in the future.
•Developing New Products and Enhancing Existing Products. We continue to focus on new areas for future product development. We continue our research efforts and strive to ensure that all of our products are made from high quality, effective ingredients that contain one or more of our proprietary compounds, which we believe supports our goal to be a cutting-edge industry leader. We expect that any future products we develop will further complement and enhance our existing products.
•Provide Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee.

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2020, we had 40 registered trademarks in the United States and one trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2020, we had 442 registered trademarks in 30 countries and 22 trademark applications pending in seven foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2020, we had 11 patents for technology related to our Ambrotose® formulation, all of which are in 10 foreign jurisdictions. Overall, as of December 31, 2020, 94 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have seven patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 183,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the 12 months ended December 31, 2020, and we had approximately 169,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the 12 months ended December 31, 2019. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, preferred customers, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:
•offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;
•sponsoring various informative and science-based conference calls, web casts, and seminars;
•providing automated services through the Internet and telephone that offer a full spectrum of information and business-building tools;
•maintaining an efficient decentralized ordering and distribution system;
•providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;
•offering 24-hour, seven days a week access to information and ordering through the Internet;
•offering Success Tracker™, a customized business-building genealogy system, which contains graphs, maps, alerts, reports, and web video conferencing for our independent associates;
•offering, in the United States and Canada, a compilation of online marketing and training tools, including personalized web pages; and
•providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.
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

Our global associate career and compensation plan identifies and pays six types of commissions to our qualified independent associates, which are based on the following:
•generating product sales to preferred customers from an independent associate’s global downline to earn certain achievement levels;
•generating product sales from newly enrolled independent associates or preferred customers who place a product order;
•obtaining certain achievement levels and enrolling other independent associates who place or sell qualifying orders;
•obtaining and developing certain achievement levels within their downline organizations through product sales to qualify for additional bonuses; and
•various other sales incentive programs.

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

Product Return Policy. We stand behind our products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:

•Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products. The associate may return or exchange the product based on the associate product return policy. In China, where we sell our products under a cross-border e-commerce model, we have a 14-day return policy.

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

Information Technology Systems

    Our information technology and e-commerce systems include a transaction-processing database, financial systems, an associate management system, and comprehensive management tools that are designed to:
•minimize the time required to process orders and distribute products;
•provide customized ordering information;
•quickly respond to information requests, including providing detailed and accurate information to independent associates about qualification and downline activity;
•provide detailed reports about paid commissions and incentives;
•support order processing and customer service departments; and
•help monitor, analyze, and report operating and financial results.

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

We also maintain a written business continuity plan, which was developed using the guidelines published by the National Institute of Standards of Technology, to minimize the risk of data loss due to any interruption in business. Our business continuity plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures using a combination of onsite and cloud-based services to ensure all data is recoverable. We proactively monitor various software, hardware, and network infrastructure systems to ensure optimal performance and security. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems are secure and work efficiently and effectively to minimize the risk of business interruption. Although we maintain an extensive business continuity plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. For information regarding technology-related risks, see the information in "Item 1A: Risk Factors -Risks Affecting Our Business and Industry- If our information technology system fails or if the implementation of new information technology systems is not executed efficiently and effectively, our business, financial position and operating results could be adversely affected."

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

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies such as ours and network marketing activities. Such regulations address, among other things:
•direct selling and network marketing systems;
•transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;
•taxation of independent associates and requirements to collect taxes and maintain appropriate records;
•how a company manufactures, packages, labels, distributes, imports, sells, and stores products;
•product ingredients;
•product claims;
•income claims;
•marketing and advertising; and
•the extent to which companies may be responsible for claims made by independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:
•the Food and Drug Administration;
•the Federal Trade Commission (the “FTC”);
•the Consumer Product Safety Commission;
•the Department of Agriculture;
•the Environmental Protection Agency;
•the United States Postal Service;
•state attorney general offices; and
•various agencies of the states and localities in which our products are sold.

The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the FFDC Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements (the “Good Manufacturing Practices”). Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.

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

The FDA oversees product safety, manufacturing, and product information, such as claims on a company's website, product’s label, package inserts, and accompanying literature. The FDA has promulgated regulations governing the labeling and marketing of dietary and nutritional supplement products. The regulations include:

•the identification of dietary or nutritional supplements and their nutrition and ingredient labeling;
•requirements related to the wording used for claims about nutrients, health claims, and statements of nutritional support;
•labeling requirements for dietary or nutritional supplements for which “high potency,” “antioxidant,” and “trans-fatty acids” claims are made;
•notification procedures for statements on dietary and nutritional supplements; and
•pre-market notification procedures for new dietary ingredients in nutritional supplements.

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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). Some of the country-specific regulations include the following:
•the National Provincial Laws, Natural Health Product Regulations of Canada, and the Federal Competition Act in Canada;
•the Therapeutic Goods Administration and the Trade Practices Act in Australia;
•federal and state regulations in Australia;
•national regulations including the Local Trading Standards Offices in the United Kingdom;
•regulations from the Ministry of International Trade and Industry in Japan;
•regulations from the Commerce Commission and the Fair Trade Act of 1993 in New Zealand;
•the Fair Trade Commission, which oversees the Door to Door Sales Act and the Health and Functional Food Act enforced by the Korea Food and Drug Administration in the Republic of Korea;
•the Fair Trade Law, which is enforced by the Taiwan Fair Trade Commission and the Administration of Food Hygiene, Health Food Products Administration Act enforced by the Taiwan Department of Health;
•the Danish Health Board, the Danish Marketing Practice Act, the Danish Consumer Ombudsman, the Danish Executive Order on Dietary Supplements, the Guidelines for food supplements, and the Danish Act on Foodstuffs in Denmark;
•the German Unfair Competition Act, German Regulation on food supplements, and German Law on food and feed;
•The Vitamins and Dietary Supplement industry in South Africa falls under the legislation covering Complementary and Alternative Medicines, which is currently regulated under the Medicines and Related Substances Act, 1965 (Act No. 101 of 1965);
•the Consumer Protection Act, the Sale of Food Act, and various regulations that are governed by the Ministry of Trade and Industry in Singapore;
•the Austrian Trade Law (1994), the Food Safety and Consumer Protection Law (2006), and the Food Code in Austria;
•the Food and Consumer Products and the Unfair Trade Practices Act, Door to Door Selling Act and Provisions of the General Dutch Civil Code relating to terms and conditions and misleading advertising in the Netherlands;
•the Consumer Sales Act, Marketing Practices Act, Distance and Doorstep Sales Act, the Product Liability Act, Product Safety Act, the Companies Act and the Food Act in Sweden;
•the Law on Marketing and Contract Conditions, the Law on Repentance Right, the Statutory Order on Self Inspection of Food Provisions, the Law on Food products and Food Safety, and various guidelines from the Norwegian Consumers Agency on telephone selling and internet marketing, in Norway;
•the Health Law and various Official Mexican Standards, the consumer protection law, the Mexican Corporate law, the Foreign Investment Law, the Federal Labor law in Mexico, as well as various municipal and state regulations and codes;
•various Business, Civil, and Labor Codes in the Czech Republic as well as the Consumer Protection Act, and regulations and edicts of various government agencies such as The Ministry of Health, National Institute of Public Health, State Institute of Drug Control and the Czech Agriculture and Food Inspection Authority;
•the Consumer Protection Act in Estonia, and in the area of food supplements the Veterinary and Food Board also enforces local legislation including Estonia Food Act and Medicine Act;
•the Finnish Food Act, the Finnish Food Packaging and Consumer Protection Acts, Act on Unfair Business Practice Act, Decrees and other regulations in Finland;
•the Consumer Protection Act of 2007, the Distance Selling Regulations Act of 2001 in Ireland;
•various European Union (“EU”) regulations and pronouncements, subject to local statutes and regulations, address both our selling activities and the sale of food supplements in EU member nations, including, primarily, the EU Food Supplement Directive (2002/46/EC) and Nutrition and Health Claims Regulations (2006/1924/EC);
•the Food and Drugs (Composition and Labeling) Regulations, the Pyramid Schemes Prohibition Ordinance, the Personal Data (Privacy) Ordinance, and the Import and Export Ordinance in Hong Kong;

•the Retail Trade Act of January 15, 1996, regulating both multi-level marketing (article 22) and pyramid sales (article 23), and Spanish Law 1/2007 on Consumer Protection (“Spanish Consumers Act”), regulating consumer protection, including warranties and product liability, in Spain;
•the Regulation of Act 1700 of 2013, Article 2.2.50 on December 27, 2013 governs the Activities of Network Marketing or Multilevel Marketing companies through monitoring compensation plans, contract conditions and enacting preventive suspension, in Colombia; and
•the Regulation on the Prohibition of Pyramid Selling, the Regulation on Administration of Direct Sales, the Law on Protection of Consumer Rights, the Food Safety Law, and the Anti-Unfair Competition Law in China.

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

In the United States, the FTC has jurisdiction to regulate direct selling companies under the Federal Trade Commission Act (the “FTC Act”). The FTC’s interpretation of the applicable direct selling laws and regulations has evolved over the last several years as represented in various consent orders between the FTC and certain direct selling companies, informal guidance issued by the FTC to the direct selling channel, and informal communications from the FTC to the channel. The FTC, through these consent orders, guidance and communications, has addressed a variety of consumer protection issues, including misleading earnings representations by a company’s independent distributors, as well as the fairness and legal validity of a company’s business model and distributor compensation plan. The consent orders, guidance and communication from the FTC have also created ambiguity and uncertainty regarding the proper interpretation of the laws, regulations and judicial precedent applicable to direct selling, and more specifically network marketing, in the United States.

Additionally, in the United States, we are also subject to regulatory oversight, including routine inquiries and enforcement actions, from various state attorneys general offices. Each state has specific acts referred to as Little FTC Acts. Each state act is similar to the federal laws. As a result, each state may perform its own inquiries about our organization and business practices, including allegations related to distributors or independent associates. To combat such industry-specific risk, we provide a copy of our published associate policies and procedures to each independent associate, publish these policies on our corporate website, and provide educational seminars and publications. In addition, we maintain a legal and business ethics department to cooperate with all regulatory agencies and investigate allegations of improper conduct by our independent associates.

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

Other Regulations. Our operations are also subject to a variety of other regulations, including:
•social security taxes;
•value-added taxes;
•goods and services taxes;
•sales taxes;
•consumption taxes;
•income taxes;
•customs duties;
•employee/independent contractor regulations;
•employment, service pay, retirement pay, and profit sharing requirements;
•import/export regulations;
•federal securities laws; and
•antitrust laws.

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

In some countries, including the United States, we are also governed by regulations concerning the activities of our independent associates. Regulators may find that we are ultimately responsible for the conduct of our independent associates and may request or require that we take additional steps to ensure that our independent associates comply with these regulations. The types of conduct governed by these types of regulations may include:
•claims made about our products;
•promises or claims of income or other promises or claims by our independent associates; and
•sales of products in markets where the products have not been approved or licensed.

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

Competition
Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:
•AdvoCare International;
•GNC Holdings, Inc.;
•Herbalife Nutrition Ltd.;
•Nature’s Sunshine Products, Inc.;
•NOW Foods;
•Nu Skin Enterprises, Inc.;
•Reliv International, Inc.;
•Solgar Vitamin and Herb Company, Inc.;
•Swanson Health Products;
•Usana Health Sciences, Inc.; and
•Vitamin Shoppe Industries, Inc.

Network Marketing. Nutritional supplements are offered for sale in a variety of ways. Network marketing has a limited number of individuals interested in participating in the industry, and we must compete for those types of individuals. We believe network marketing is the best sales approach to sell our products for the following reasons:
•our products can be introduced into the global marketplace at a much lower up-front cost than through conventional methods;
•our key ingredients and differential components found in our proprietary products can be better explained through network marketing;
•the network marketing approach can quickly and easily adapt to changing market conditions;
•consumers appreciate the convenience of ordering from home, through a sales person, by telephone, or on the Internet; and
•network marketing enables independent associates to earn financial rewards.

We compete with other direct selling and network marketing companies for new independent associates and for retention of continuing independent associates. Some of our competitors have longer operating histories, are better known, or have greater financial resources. These companies include:
•Amway Corporation;
•Forever Living Products, Inc.;
•Herbalife Nutrition Ltd.;
•Mary Kay, Inc.;
•Nature’s Sunshine Products, Inc.;
•Nu Skin Enterprises, Inc.;
•Shaklee Worldwide; and
•Usana Health Sciences, Inc.

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:
•our exclusive, proprietary blend of high-quality products;
•our 27 year track record in the business of selling nutritional products;
•our business model which does not require our independent associates to carry inventory or accounts receivable;
•our unique and financially rewarding global associate compensation plan;
•our innovative marketing and educational tools; and
•our easy and convenient delivery system.

Employees
At December 31, 2020 and 2019, we employed 226 and 215 people, respectively, as set forth below:

	2020	2019
Americas	127	123
Asia/Pacific	87	81
EMEA	12	11
Total	226	215

	2020	2019
Full-time employees	225	214
Part-time employees	1	1
Total	226	215

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

Risks Affecting Our Business and Industry

If we are unable to attract and retain independent associates, our business may suffer.
    Our future success depends largely upon our ability to attract and retain a large active base of independent associates and preferred customers. We rely on our non-employee independent associates to market and sell our products to customers to generate growth and to attract new independent associates who are interested in building a business. Our ability to increase sales depends on our ability to increase the number of customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing independent associates and attract new independent associates. We cannot give any assurances that the number of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain independent associates and preferred customers, including:
•on-going motivation of our independent associates;
•general economic conditions;
•significant changes in the amount of commissions paid;
•public perception and acceptance of the wellness industry;
•public perception and acceptance of network marketing;
•public perception and acceptance of our business and our products, including any negative publicity;
•the limited number of people interested in pursuing network marketing as a business;
•our ability to provide proprietary quality-driven products that the market demands; and
•competition in recruiting and retaining independent associates.

The loss of key high-level independent associate leaders could negatively impact our associate growth and our revenue.
As of December 31, 2020, we had approximately 183,000 active associates and preferred customer positions held by individuals who purchased our products and/or packs or paid associate fees within the last 12 months, of which 191 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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
Our associate compensation plan includes components that differ from market to market. We modify components of our compensation plan from time to time in an attempt to remain competitive and attractive to existing and potential independent associates, including such modifications:

•to address changing market dynamics;
•to provide incentives to independent associates that are intended to help grow our business;
•to conform to local regulations; and
•to address other business needs.
However, changes could be viewed negatively by some independent associates, could cause failure to achieve desired long-term results and have a negative impact on revenue.

An increase in the amount of commissions and incentives paid to independent associates adversely affects our earnings.
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
The loss of key management personnel could adversely affect our business, financial condition, results of operations or independent associate relations.
We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain senior executive officers, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior executive officers or members of our senior management team will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.
If we are unable to protect the proprietary rights of our products, our business could suffer.
Our success and competitive position largely depend on our ability to protect the following proprietary rights:
•our Ambrotose® complex, a glyconutritional dietary supplement ingredient consisting of a blend of monosaccharides, or sugar molecules, used in the majority of our products;
•the MTech AO Blend® formulation, our proprietary antioxidant technology used in the Ambrotose AO® complex; and
•a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2020, we had 11 patents for the technology relating to our Ambrotose formulation, all of which were issued, granted, and validated in 10 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.
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
Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another five or more years.

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
Our business is subject to changing consumer trends and preferences, including rapid and frequent changes in demand for products, new product introductions, and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our independent associate and preferred customer relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:
•accurately anticipate consumer needs;
•innovate and develop new products or product enhancements that meet these needs;
•successfully commercialize new products or product enhancements in a timely manner;
•price our products competitively;
•manufacture and deliver our products in sufficient volumes and in a timely manner; and
•differentiate our product offerings from those of our competitors.
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
Outside manufacturers produce all of our products. Our profit margins and timely product delivery are dependent upon the ability of our outside suppliers and manufacturers to supply us with products in a timely and cost-efficient manner. Our ability to enter new markets and sustain satisfactory levels of sales in each market depends on the ability of our outside suppliers and manufacturers to provide required levels of ingredients and products and to comply with all applicable regulations. As a precaution, we have approved alternate suppliers and manufacturers for our products. However, the failure of our primary suppliers or manufacturers to supply ingredients or produce our products could adversely affect our business operations.
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
We depend on outside suppliers for raw materials. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. For example, in March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and throughout the United States. During 2020, the Company experienced shortages of raw materials and ingredients for some of its products. We have experienced challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity. The extent to which COVID-19 impacts our future operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and multiple new variants of the virus that causes COVID-19, and the actions to contain COVID-19 or treat its impact, or the safety and efficacy of the various vaccines approved to treat COVID-19, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and clinical trial operations and could have an adverse impact on our business and our financial results.
If we are exposed to product liability claims, we may be liable for damages and expenses, which could affect our overall financial condition, results of operations and cash flows.
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
Several years ago, a discovery of Bovine Spongiform Encephalopathy (“BSE”), which is commonly referred to as “Mad Cow Disease”, has caused concern among the general public. As a result, some countries have banned the importation or sale of products that contain bovine materials sourced from locations where BSE has been identified. We have changed many of our capsules to a vegetable base. However, if a vegetable base is not available or practical for use, certifications are required to ensure the capsule material is BSE-free. The higher costs could affect our financial condition, results of operations, and our cash flows.
Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$36,066	23.8%	$34,975	22.2%
TruHealth™	16,263	10.7%	16,193	14.2%
Advanced Ambrotose®	14,662	9.7%	22,390	10.3%
Optimal Support Packets	7,996	5.3%	4,110	2.6%
GI-Pro (MicroBiome)	7,513	5.0%	6,559	4.2%
Total	$82,500	54.5%	$84,227	53.5%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer, and could have a negative impact on our profitability and growth prospects.
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
Our business depends, in part, on the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity could negatively affect the public’s perception about our industry, our products, or our reputation and could result in a significant decline in our operations and/or the number of our independent associates. Specifically, we are susceptible to adverse or negative publicity regarding:
•the nutritional supplements industry;
•skeptical consumers;
•competitors;
•the safety and quality of our products and/or our ingredients;
•regulatory investigations of our products or our competitors’ products;
•the actions of our independent associates;
•the direct selling/network marketing industry; and
•scandals or regulatory investigations regarding the business practices or products or our competitors, specifically those competitors within the direct selling channel.

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
Like many companies, our business is heavily dependent upon our information technology infrastructure to effectively manage and operate many of our key business functions, including:
•order processing;
•supply chain management;
•customer service;
•product distribution;
•commission processing;
•cash receipts and payments; and
•financial reporting.
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

The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many of the international countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. The EU adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR went into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. As noted above, many states have enacted data protection requirements. Most recently, the California Consumer Privacy Act ("CCPA"), a state statute signed into law on June 28, 2018 and effective on January 1, 2020, provides enhanced data privacy protections to California residents. The CCPA applies to companies with annual gross revenues in excess of $25 million. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.

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
The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2020 and 2019, cash and cash equivalents held in bank accounts in foreign countries totaled $18.6 million and $18.2 million, respectively.
We maintain supply agreements with our suppliers and manufacturers. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. One of our supply agreements, under which the supplier provides us with certain aloe vera-based raw materials, requires us to purchase raw materials in an aggregate amount of $7.8 million through 2022. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.
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

Risks Related to Our International Operations

If our international markets are not successful, our business could suffer.
We currently sell our products in the international markets of Canada, Mexico, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden, the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China. We operate in China on a non-direct selling business model instead of our traditional network marketing model. In China, multi-level marketing is prohibited by the Prohibition of Pyramid Selling and direct selling without a license is prohibited by the Regulation on the Administration of Direct Sales. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:
•inflation;
•the renegotiation or modification of various agreements;
•increases in custom duties and tariffs;
•changes and limits in export controls;
•complex U.S. and foreign laws, treaties and regulations, including without limitation, tax laws, the U.S. Foreign Corrupt Practices Act, and similar anti-bribery and corruption acts and regulations in many of the markets in which we operate;
•trademark availability and registration issues;
•changes in exchange rates;
•changes in taxation;
•wars, civil unrest, acts of terrorism and other hostilities;
•political, economic, and social conditions;
•the effects of COVID-19;
•changes to trade practice laws or regulations governing direct selling and network marketing;
•increased government scrutiny surrounding direct selling and network marketing;
•changes in the perception of network marketing; and
•risk of our independent associates offering business opportunities in China.

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
For the year ended December 31, 2020, we recognized 77.7% of net sales in markets outside of the United States and 70.3% in markets outside of the Americas. For the year ended December 31, 2019, we recognized 76.6% of net sales in markets outside of the United States and 69.6% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2020 net sales declined 2.7% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), unfavorable foreign exchange caused a $2.1 million decrease in GAAP net sales as compared to 2019. In other words, 2020 sales would have been $2.1 million higher than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.
The spread of COVID-19 underscores certain risks we face, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.
On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The spread of COVID-19 underscores certain risks we face in our business that are described in this Annual Report on Form 10-K. Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, which could adversely impact our profitability. The adverse economic effects of COVID-19 may materially decrease demand for our products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, we rescheduled in-person corporate sponsored events in 2020 and opted to hold virtual events. In many cases, our associates canceled in-person sales meetings and utilized online platforms to meet virtually. We have held virtual company sponsored events in early 2021, and while we hope to hold corporate sponsored in-person events later in 2021, we are prepared to transition those planned in-person events to virtual events. The continued uncertainty regarding the spread and duration of the COVID-19 pandemic, including the multiple new variants of the virus that causes COVID-19, could lead to adverse impacts on our sales in fiscal year 2021 and our overall liquidity.
The spread of COVID-19, or actions taken to mitigate this spread, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of certain businesses and the inability of our associates to market our products as a result of “shelter-in-place” and similar policies that may be implemented in an effort to mitigate the spread of COVID-19. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity, and caused significant volatility and negative pressure in the financial markets. We experienced challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity.
The fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally. However, if the spread continues on its current trajectory, such impact could grow and our business, results of operations, financial position, and cash flows could be materially adversely affected.

Risks Related to Regulation

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
Network marketing is always subject to extensive governmental regulations, including foreign, federal, and state regulations. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations. Violations may result from:
•ambiguity in statutes;
•regulations and related court decisions;
•the discretion afforded to regulatory authorities and courts interpreting and enforcing laws;
•new regulations affecting our business; and
•changes to, or interpretations of, existing regulations affecting our business.
On January 4, 2018, The Federal Trade Commission (the “FTC”) issued “Business Guidance Concerning Multi-Level Marketing” a non-binding guidance in question-and-answer format clarifying the FTC’s enforcement position regarding multi-

level marketing. The guidance focuses on the characteristics of multi-level marketing and delineates the factors that the FTC staff is likely to consider in assessing whether or not a compensation structure is problematic. The FTC has broad enforcement authority and, while it issues guidance on how it interprets the applicable law, that guidance is not ultimately binding on the FTC. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. For example, the FTC has challenged the distributor compensation plans used by other multi-level-marketing companies over the last few years. The FTC obtained consent decrees with those companies requiring those companies to (i) discontinue using all, or certain components of, their compensation plans; and (ii) implement a compensation plan that received prior approval from the FTC. In 2019, the FTC continued to challenge compensation plans and structures within the direct selling channel. In October 2019, following ongoing discussions with the FTC pertaining to an enforcement action, one of our competitors changed its business model from multi-level-marketing to direct-to-consumer as part of a stipulated order for permanent injunction. While consent decrees and orders entered into by our competitors are not binding on the Company, it does provide an insight into the FTC’s priorities regarding its interpretation and enforcement of regulations pertaining to the multi-level-marketing business model. While we prioritize ensuring that our business and compensation model are compliant, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.
FTC determinations such as these have created ambiguity regarding the proper interpretation of the law and regulations applicable to direct selling companies, and in particular, companies that use a multi-level-marketing business model, in the United States. While a consent order between the FTC and a specific company does not represent judicial precedent and is not legally binding on other companies, FTC officials have indicated that companies within the direct selling channel should look to these consent orders for guidance. Additionally, while communications and guidance from the FTC to the direct selling channel in 2019 and 2018 reinforce the principles contained in these consent orders, these communications have also created ambiguity and uncertainty regarding the proper interpretation of the laws, regulations and judicial precedent applicable to direct selling in the United States. We continue to analyze the consent orders, guidance and other communications issued by the FTC. Although we strive to ensure that our overall business model and compensation plans are regulatory compliant in each of our markets, we cannot assure you that a regulator, if it were to review our business, would agree with our assessment and would not require us to change one or more aspects of our operations. Any action against us in the future by the FTC or another regulator could materially and adversely affect our operations.
We cannot predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business. Failure by us, or our associates, to comply with these laws, regulations, or guidance, could have a material adverse effect on our business in a particular market or in general. Finally, the continuation of regulatory challenges, investigations and litigation against other direct selling companies could harm our business and the direct selling channel if the laws and regulations are interpreted in a way that results in additional restrictions on direct selling companies in general.
Independent associates could fail to comply with our associate policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.
We sell our products worldwide to a sales force of independent associates. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees. As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures. All independent associates sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, make non-compliant statements, create promotional materials, or otherwise provide information that does not accurately describe our products or marketing program. In addition to policies prohibiting improper product claims, we also have policies that prohibit our independent associates from selling our products or otherwise conducting business in markets outside of the countries in which we operate or in a manner inconsistent with how we operate in a specific country.
There is a possibility that some jurisdictions could seek to hold us responsible for independent associate activities that violate applicable laws or regulations, which could result in government or third-party actions or fines against us, which could harm our financial condition and operating results. For example, Meitai does not operate as a direct selling company in mainland China and does not hold a direct selling license in China. Additionally, direct selling regulations in China prevent persons who are not Chinese nationals from engaging in direct selling in China. While we have policies that prohibit our independent associates from conducting business in markets other than those in which we currently operate and we have provided information on how Meitai operates in China as a non-direct selling business under an e-commerce model, we cannot guarantee that our independent associates will not violate our policies or violate Chinese law or other applicable regulations, and therefore, might result in regulatory action and adverse publicity, which would harm our business in China or our business generally.

We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.
Our independent associates are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar social taxes with respect to our distributors. In the event that local laws and regulations require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and/or related social taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.
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
On January 4, 2019, the DSA established a third party self-regulatory program to be administered by the Council of Better Business Bureaus. The new entity, the Direct Selling Self-Regulatory Council (“DSSRC”), will engage in active monitoring of the entire direct selling marketplace, including websites and social media of direct selling companies and their respective independent distributors in the areas of income representations and product claims. The DSSRC will report potentially non-compliant companies to the appropriate government agencies and will manage consumer/company complaint resolution.
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
On December 5, 2018, our Korean subsidiary, Mannatech Korea (“MK”), received a visit from three officials with the Korean Fair Trade Commission (“KFTC”). They advised MK’s management that they would be conducting a routine audit of commissions and bonuses paid to MK’s independent associates. The physical audit was concluded on December 10, 2018. The KFTC issued the Examiner’s Report on November 19, 2019. While MK has refined how incentive rewards are included in overall compensation for its associates in Korea in response to discussions with KFTC officials, no fines or sanctions were proposed in the report and on March 17, 2020, MK received notice that the KFTC commissioners accepted the recommendation in the Examiner's Report. While neither the Company nor MK anticipate any further issues related to this particular matter, we cannot currently predict whether or not MK will be subject to similar or other audits in the future. A negative outcome of any future audits could have an adverse effect on our business.
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
Our operation is subject to extensive laws, governmental regulations, administrative determinations, court decisions, and similar constraints at the federal, state, and local levels in our domestic and foreign markets. These regulations primarily involve the following:
•the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products;
•the health and safety of dietary supplements, cosmetics and foods;
•trade practice laws and network marketing laws (e.g., licensing and registration requirements; regulations pertaining to commission payments);
•our product claims and advertising by our independent associates;
•our network marketing system;
•pricing restrictions regarding transactions with our foreign subsidiaries or other related parties and similar regulations that affect our level of foreign taxable income;
•the assessment of customs duties;
•further taxation of our independent associates, which may obligate us to collect additional taxes and maintain additional records; and
•export and import restrictions.
Any unexpected new regulations or changes in existing regulations could significantly restrict our ability to continue operations, which could adversely affect our business. For example, changes regarding health and safety and food and drug regulations for our nutritional products could require us to reformulate our products to comply with such regulations.
    On October 16, 2018, inspectors from the FDA arrived at the Company’s headquarters to conduct an inspection of the facility and an audit of the Company’s policies and processes. The audit included a review of the remedial steps taken by the Company in response to the Warning Letter issued by the FDA on November 14, 2017. The FDA closed its audit on October 24, 2018 and issued its report to the Company. The investigators had no objections to the corrective actions taken by the Company in response to the November 2017 Warning Letter. The Company responded with corrective actions to the 2018 report on November 13, 2018. On March 1, 2019, we received a notice from the FDA requesting a meeting to discuss and clarify the corrective actions taken in response to the audit. We met with the FDA and believe our response met their concerns. To date, we have not received any further inquiries from the FDA.
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
    We operate a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai. Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai's website. Meitai is currently not a direct selling company in China nor can it operate under a multi-level marketing model in China. Products purchased on Meitai's website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption. Regulators in China may change how they interpret and enforce regulations regarding e-commerce sales and how goods are imported through the free trade zone for sale to consumers in China. As a result, there can be no assurance that the Chinese government’s current or future interpretation and application of existing and new regulations will not negatively impact our business in China, result in regulatory investigations, or lead to fines or penalties against us.
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
As a multinational corporation, in many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that reflect the economic reality of the relationship between our entities and have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by the local entities, and that we are taxed appropriately on such transactions. Regulators closely monitor our corporate structure, intercompany transactions, and how we effectuate intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing methodologies or intercompany transfers, our operations may be harmed and our effective tax rate may increase. Scrutiny has increased with the advent of the Organization for Economic Co-operation and Development Base Erosion and Profit Shifting project.
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

Risks Related to Owning Our Common Stock
Our stock price is volatile and may fluctuate significantly.
The price of our common stock is subject to sudden and material increases and decreases. Decreases could adversely affect investments in our common stock. The price of our common stock and the price at which we could sell securities in the future could significantly fluctuate in response to:
•broad market fluctuations and general economic conditions;
•fluctuations in our financial results;
•future securities offerings;
•changes in the market’s perception of our products or our business, including false or negative publicity;
•governmental regulatory actions;
•the outcome of any lawsuits;
•financial and business announcements made by us or our competitors;
•the demand and daily trading volume of our shares;
•the general condition of the industry; and
•the sale of large amounts of stock by insiders.
In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes sometimes appear to occur without regard to specific operating performance. The price of our common stock in the open market could fluctuate based on factors that have little or nothing to do with us or that are outside of our control. For example, general economic conditions, such as the COVID-19 pandemic, recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock in the future.
Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.
As of December 31, 2020, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 39.9% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Size	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	May 2028
St. Leonards, Australia (Australian headquarters)	850 sq. meters(1)	December 2022
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	150 Tsubo(2)	September 2022
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	298 Pyong(3)	June 2023
Gangnam-gu Seoul, Korea (Seoul training center)	519 Pyong(4)	June 2023
Seo-gu, Daejun, Korea (Regional center)	113 Pyong(5)	June 2021
Haewoondae-gu, Busan, Korea (Pusan training center)	191 Pyong(6)	March 2022
Incheon, South Korea (Incheon training center)	218 Pyong(7)	April 2021
Daegu, South Korea (Training Center)	100 Pyong(8)	June 2022
Taipei, Taiwan (Taiwan headquarters)	86.28 Ping(9)	March 2022
Tsuen Wan, New Territories, Hong Kong (office)	5306 sq. feet	June 2022
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2021
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2021
Richmond, BC (Canada training center)	1,963 sq. feet	September 2022
Markham, ON (office)	1,737 sq. feet	September 2024
Bedfordview, South Africa (office)	383 sq. meters(10)	(16)
Guadalajara, Mexico (customer service center)	389 sq. meters(11)	(17)
Mexico City, 1st flr Mexico (customer service center)	123 sq. meters(12)	August 2021
Mexico City, 3rd flr Mexico	123 sq. meters(13)	June 2021
Monterrey, Mexico (office)	149.16 sq. meters(14)	June 2021
Colima, Mexico (office)	68 sq. meters(15)	December 2021

(1) Approximately 9,150 square feet & subleases 2,153 sq. ft. to Morrison Design Partnership.
(2) Approximately 5,338 square feet.
(3) Approximately 10,604 square feet.
(4) Approximately 18,467 square feet.
(5) Approximately 4,021 square feet.
(6) Approximately 6,796 square feet.
(7) Approximately 7,757 square feet.
(8) Approximately 3,555 square feet.
(9) Approximately 3,069 square feet.

(10) Approximately 4,122 square feet.
(11) Approximately 4,187 square feet.
(12) Approximately 1,324 square feet.
(13) Approximately 1,324 square feet.
(14) Approximately 1,606 square feet.
(15) Approximately 732 square feet.
(16) Renewable monthly.
(17) Renewable monthly.

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

Holders. As of February 28, 2021, there were 1,179 shareholders of record.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

The following information is provided pursuant to Item 703 of Regulation S-K:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
October 1, 2020 - October 31, 2020	1,211	$16.60	1,211	$13,102
November 1, 2020 - November 30, 2020	2,161	$17.54	2,161	13,064
December 1, 2020 - December 31, 2020	24,549	$18.94	24,549	12,599
Total	27,921		27,921

(a)We have an ongoing authorization, originally approved by our Board of Directors (the “Board”) on August 28, 2006 to repurchase up to $20.0 million of shares of our common stock, which authorization was subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December of 2019, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. In August 2020, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through August 16, 2021. Any repurchases pursuant to an authorized share repurchase program would be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of any share repurchases would be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and could be suspended or discontinued at any time. All or part of any such repurchases could be implemented under a Rule 10b5-1 trading plan.

(b)Remaining value of the original $20.0 million approved by our Board on August 28, 2006.

Item 6.    Selected Financial Data

Not applicable for a Smaller Reporting Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2020 and 2019. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 183,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $6.3 million, or 4.0%, for 2020, as compared to 2019. Our 2020 net sales declined $4.2 million, or 2.7%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $2.1 million decrease in GAAP net sales as compared to 2019.

    The net sales comparisons for the year ended December 31, 2020 and December 31, 2019 were primarily affected by foreign currency translation and the worldwide spread of COVID-19.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have decreased $4.2 million for 2020. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2020 and 2019 (in thousands, except percentages).

	2020		2019		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$151,407	100.0%	$157,728	100.0%	$(6,321)	(4.0)%
Cost of sales	35,505	23.5%	31,550	20.0%	3,955	12.5%
Gross profit	115,902	76.5%	126,178	80.0%	(10,276)	(8.1)%

Operating expenses:
Commissions and incentives	61,349	40.5%	64,254	40.7%	(2,905)	(4.5)%
Selling and administrative expenses	27,845	18.4%	30,824	19.5%	(2,979)	(9.7)%
Depreciation and amortization	1,990	1.3%	2,088	1.0%	(98)	(4.7)%
Other operating costs	20,227	13.4%	22,579	14.3%	(2,352)	(10.4)%
Total operating expenses	111,411	73.6%	119,745	75.9%	(8,334)	(7.0)%
Income (loss) from operations	4,491	3.0%	6,433	4.1%	(1,942)	(30.2)%
Interest income (expense)	83	0.1%	(16)	—%	99	(618.8)%
Other income (expense), net	1,151	0.8%	(681)	(0.4)%	1,832	269.0%
Income (loss) before income taxes	5,725	3.8%	5,736	3.6%	(11)	0.2%
Income tax provision	536	0.4%	(2,447)	(1.6)%	2,983	(121.9)%
Net income (loss)	$6,261	4.1%	$3,289	2.1%	$2,972	(90.4)%

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

	2020		2019	Constant Dollar Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$151.4	$153.5	$157.7	$(4.2)	(2.7)%
Product	$146.2	$148.2	$154.6	$(6.4)	(4.1)%
Pack and associate fees	$4.2	$4.2	$2.3	$1.9	82.6%
Other	$1.0	$1.1	$0.8	$0.3	37.5%
Gross profit	$115.9	$117.3	$126.2	$(8.9)	(7.1)%
Income (loss) from operations	$4.5	$4.8	$6.4	$(1.6)	(25.0)%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2020 and 2019 were as follows (in millions, except percentages):

	2020		2019
Americas	$44.9	29.7%	$48.0	30.4%
Asia/Pacific	92.1	60.8%	96.0	60.9%
EMEA	14.4	9.5%	13.7	8.7%
Total	$151.4	100.0%	$157.7	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2020 and 2019 were as follows (in millions, except percentages):

	2020		2019
Domestic	$33.7	22.3%	$36.9	23.4%
Foreign	117.7	77.7%	120.8	76.6%
Total	$151.4	100.0%	$157.7	100.0%

Net Sales

Overall net sales decreased by $6.3 million, or 4.0%, for 2020, as compared to 2019. For the year ended December 31, 2020, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales, whereas in the same period in 2019, our operations outside of the Americas accounted for approximately 69.6% of our consolidated net sales.

Sales for the Americas decreased by $3.1 million, or 6.5%, to $44.9 million for 2020 as compared to $48.0 million for the same period in 2019. This decrease was primarily due to a 16.5% decline in the number of active independent associates and preferred customers and a 9.7% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.3 million for the year ended December 31, 2020, as compared to the same period in 2019. The currency impact is due to the weakening of the Mexican Peso.

During 2020, Asia/Pacific sales decreased by $3.9 million, or 4.1%, to $92.1 million as compared to $96.0 million for 2019. This decrease was primarily due to a 1.8% decrease in the number of active independent associates and preferred customers and a 6.9% decrease in revenue per active independent associate and preferred customer. During the year ended December 31, 2020, the loyalty program in Asia/Pacific decreased sales by $0.3 million, as compared to the same period in 2019. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the year ended December 31, 2020, as compared to the same period in 2019. The currency impact is primarily due to the weakening of the Korean Won, Australian Dollar, New Zealand Dollar and Singapore Dollar, which was partially offset by the strengthening of the Japanese Yen, Chinese Yuan, Hong Kong Dollar and Taiwanese Dollar.

During 2020, EMEA sales increased by $0.7 million, or 5.1%, to $14.4 million as compared to $13.7 million for 2019. This increase was primarily due to an 8.5% increase in the number of active independent associates and preferred customers, which was partially offset by a 16.4% decrease in revenue per active independent associate. Foreign currency exchange had the effect of decreasing revenue by $1.4 million for the year ended December 31, 2020 as compared to the same period in 2019. The currency impact is primarily due to the weakening of the South African Rand and Norwegian Krone, which was partially offset by the strengthening of the British Pound, Euro, Swedish Krona and Danish Krone.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2020	2019	Dollar	Percentage
Consolidated product sales	$146.2	$154.6	$(8.4)	(5.4)%
Consolidated pack sales and associate fees	4.2	2.3	1.9	82.6%
Consolidated other	1.0	0.8	0.2	25.0%
Total consolidated net sales	$151.4	$157.7	$(6.3)	(4.0)%

Product Sales

    Our product sales are made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2020 decreased by $8.4 million, or 5.4%, to $146.2 million, as compared to $154.6 million for the same period in 2019. The decrease in product sales was primarily due to a decrease in the number of orders processed. The average order value in 2020 was $183, as compared to $190 for the same period in 2019. The number of orders processed during the year ended December 31, 2020 decreased by 0.1% as compared to the same period in 2019.

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

In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process, entitling the Associates to earn commissions, benefits and incentives for that year. These packs can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China.
The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2020	2019	Dollar	Percentage
New	$0.5	$0.6	$(0.1)	(16.7)%
Continuing	3.7	1.7	2.0	117.6%
Total	$4.2	$2.3	$1.9	82.6%

Total pack sales and associate fees for the year ended December 31, 2020 increased by $1.9 million, or 82.6%, to $4.2 million, as compared to $2.3 million for the same period in 2019 as the number of packs sold and associate fees collected increased by 4.3%. Also, the average pack value for the year ended December 31, 2020 was $45, as compared to $24 for the same period in 2019.

During 2020 and continuing into 2021, we took the following actions in an effort to increase the number of independent associates and preferred customers:

•registered our most popular products with the appropriate regulatory agencies in all countries of operations where possible;
•rolled out new products;
•launched an aggressive marketing and educational campaign;
•continued to strengthen compliance initiatives;
•concentrated on publishing results of research studies and clinical trials related to our products;
•initiated additional incentives;
•explored new advertising and educational tools to broaden name recognition; and
•implemented changes to our global associate career and compensation plan.

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2020		2019
New	83,000	45.4%	81,000	47.9%
Continuing	100,000	54.6%	88,000	52.1%
Total	183,000	100.0%	169,000	100.0%

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

For the year ended December 31, 2020, other sales increased by $0.2 million, or 25.0%, to $1.0 million, as compared to $0.8 million for the same period in 2019. The increase was primarily due to the increase in active new and continuing active associates and preferred customers.

Gross Profit

For the year ended December 31, 2020, gross profit decreased by $10.3 million, or 8.1%, to $115.9 million, as compared to $126.2 million for the same period in 2019. Gross profit as a percentage of net sales decreased to 76.5% for 2020, as compared to 80.0% for 2019. To motivate our associates to stay engaged in the business amidst the COVID-19 government lockdowns, management introduced value pricing and new products in key markets. As global supply chains were impacted by the pandemic, our logistics costs rose. Also, foreign exchange rates primarily related to the declining value of the South African Rand impacted our gross margins.

Commission and Incentives

Commission expenses decreased for the year ended December 31, 2020, by 4.9%, or $3 million to $58.7 million, as compared to $61.7 million for the same period in 2019. Commissions as a percentage of net sales were 38.8% for the year ending December 31, 2020 and 39.1% for the same period in the prior year. Reversals of expired commission payment vouchers provided a reduction to our commission expenses of $0.6 million and $1.4 million, in 2020 and 2019, respectively.

Incentive costs increased for the year ended December 31, 2020 by 3.8%, or $0.1 million, to $2.7 million as compared to $2.6 million for the same period in 2019. The costs of incentives, as a percentage of net sales increased to 1.8% for the year ended December 31, 2020, as compared to 1.6% for the same period in 2019. This increase was related to incentives in the Americas and Asia/Pacific.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses.

For the year ended December 31, 2020, overall selling and administrative expenses decreased by $3.0 million, or 9.7%, to $27.8 million, as compared to $30.8 million for the same period in 2019. The decrease in selling and administrative expenses consisted of a $2.5 million decrease in payroll costs, a $0.3 million decrease in stock-based compensation and a $0.2 million decrease in contract labor costs.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.

For the year ended December 31, 2020, other operating costs decreased by $2.4 million, or 10.4%, to $20.2 million, as compared to $22.6 million for the same period in 2019. For the year ended December 31, 2020, other operating costs, as a percentage of net sales, were 13.4%, as compared to 14.3% for the same period in 2019. The decrease was due to a $1.2 million decrease in travel and entertainment costs, a $0.6 million decrease in office expenses, a $0.3 million decrease in legal and consulting fees, and a $0.3 million decrease in credit card fees, sales tax adjustments and other operating costs.

Depreciation and Amortization Expense

For the years ended December 31, 2020 and 2019, depreciation and amortization expense was $2.0 million and $2.1 million, respectively.

Other Income (Expense), net

Primarily due to foreign exchange gains, other income (expense) was $1.2 million and $(0.7) million for the years ending December 31, 2020 and 2019, respectively.

Provision for Income Taxes

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2020	2019
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China(1)	5.0%	25.0%
Colombia	32.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(2)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	21.4%	21.4%
Switzerland(3)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(4)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States	21.0%	21.0%
(1)For 2020, the Company qualified for a reduced 5% tax rate in China as a Small Low Profit Enterprise.
(2)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(3)On July 1, 2019, the Company suspended active operations in Switzerland, but maintains the legal entity.
    (4)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.

Foreign Tax
    Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

U.S. Tax
For the years ended December 31, 2020 and 2019, the Company’s effective tax rate was (9.4)% and 42.5%, respectively. In 2020, the Company had a significant decrease in its rate due to the carryback of U.S. net operating losses as allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020. In 2019, the Company had a higher effective rate due to its mix of earnings across jurisdictions and valuation allowance recorded on certain losses.

At December 31, 2020 and 2019, the Company’s valuation allowance was $11.9 million and $12.4 million, respectively. The provisions of Accounting Standards Codification Topic 740, Income Taxes (“ASC Topic 740”) require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowance against the Company’s deferred tax assets consisted of the following at December 31 (in thousands):

Country	2020	2019
Australia	$0.2	$0.2
China	0.4	0.3
Colombia	0.6	0.6
Cyprus	0.2	—
Mexico	3.1	3.3
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.5	0.5
Taiwan	1.1	1.0
Ukraine	—	0.1
United Kingdom	—	0.1
United States	5.5	6.0
Total	$11.9	$12.4

SEASONALITY

We believe the impact of seasonality on our consolidated results of operations is minimal. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•the timing of the introduction of new products and incentives;
•our ability to attract and retain associates and preferred customers;
•the timing of our incentives and contests;
•the general overall economic outlook;
•government regulations;
•the outcome of certain lawsuits;
•the perception and acceptance of network marketing; and
•the consumer perception of our products and overall operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of December 31, 2020, our cash, cash equivalents and restricted cash decreased by 11.3%, or $3.5 million, to $27.5 million from $31.0 million as of December 31, 2019. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash at each of December 31, 2020 and 2019 was $0.9 million. Fluctuations in currency rates produced an increase of $1.3 million in cash and cash equivalents in 2020 as compared to a decrease of $0.6 million in 2019.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2020, our working capital decreased by $1.6 million, or 13.2%, to $10.5 million from $12.1 million at December 31, 2019. The decrease in working capital is primarily due to increases in accounts payable.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2020	2019
Operating activities	$6.0	$4.9
Investing activities	$(0.9)	$(1.2)
Financing activities	$(9.9)	$(2.7)

Operating Activities

Cash provided by operating activities increased by $1.1 million for the year ended December 31, 2020, as compared to the same period in 2019. For the year ended December 31, 2020, sources of cash include our profits, working capital management, and a $1.2 million tax refund as we amended returns as allowed by the CARES Act.

Investing Activities

For the year ended December 31, 2020, our investing activities used cash of $0.9 million, as compared to cash used of $1.2 million for the same period of 2019. During the year ended December 31, 2020, we invested $0.9 million in computer hardware and software. During the year ended December 31, 2019, we invested $0.8 million in computer hardware and software, $0.4 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the year ended December 31, 2020, our financing activities used cash of $9.9 million compared to cash used of $2.7 million for the same period of 2019. For the year ended December 31, 2020, we used approximately $0.6 million in the repayment of finance lease obligations and other long term liabilities, $3.4 million in the payment of dividends to shareholders, and $5.9 million in the repurchase of common stock. For the year ended December 31, 2019, we used cash of approximately $1.2 million to repay finance lease obligations, $1.2 million for payment of dividends to shareholders, and $0.3 million for the repurchase of common stock, which was partially offset by cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2020 and 2019, cash and cash equivalents held in bank accounts in foreign countries totaled $18.6 million and $18.2 million, respectively.

    We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. Additionally, COVID-19 could adversely impact our workforce, supply chain or demand for our products and therefore, our liquidity in the next twelve months, however, such impact is currently unknown. For more information see Note 1 Organization and Summary of Significant Accounting Policies, Note 7 Income Taxes, and Note 12 Litigation to our Consolidated Financial Statements.

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and the United States. We took steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely.

    On April 10, 2020, the Company received loan proceeds of $2,243,687 (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the CARES Act and was administered by the SBA. The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

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

    For some products, the Company experienced shortages of raw materials and ingredients. We experienced challenges in getting materials and ingredients to our contract manufacturers and finished products to our distribution centers as a result of reductions in global transportation capacity. Despite the impact on the global supply chain, the Company has overcome obstacles in shipping to our customers.

While the conditions described above are expected to be temporary, prolonged workforce disruptions, continued disruption in our supply chain and potential decreases in consumer demands negatively impacted our sales in fiscal year 2020 and may continue to negatively impact sales in fiscal year 2021 as well as the Company’s overall liquidity.

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

CONTRACTUAL OBLIGATIONS

 The following summarizes our future commitments and obligations associated with various agreements and contracts as of December 31, 2020, for the years ending December 31 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Finance lease obligations	$98	$75	$45	$21	$1	$—	$240
Purchase obligations (1)(2)(3)	5,175	2,617	—	—	—	—	7,792
Operating leases obligations(4)	2,644	1,930	1,217	1,308	892	1,528	9,519
Note payable and other financing arrangements	449	—	—	—	—	—	449
Employment agreements	440	—	—	—	—	—	440
Royalty agreement	7	—	—	—	—	—	7
Tax liability (5)	—	—	—	—	—	202	202
Other obligations (6)	233	191	25	126	36	657	1,268
Total commitments and obligations	$9,046	$4,813	$1,287	$1,455	$929	$2,387	$19,917

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $18.0 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of December 31, 2020.
(3)A raw materials supplier agreement changed from a 2 year auto-renew to 1 year and extended until November 2021.
(4)Represents the minimum future payments, including imputed interest, for operating leases within the scope of Accounting Standards Codification Topic 842, Leases. Of the total present value of lease liabilities, $2.1 million was recorded in "Accrued expenses" and $6.1 million was recorded in "Other long-term liabilities". See Note 5 to our Consolidated Financial Statements, Leases.
(5)Represents the tax liability associated with uncertain tax positions, see Note 7 to our Consolidated Financial Statements, Income Taxes.
(6)Other obligations are composed of pension obligations related to the Company's international operations (approximately $1 million) and lease restoration obligations (approximately $0.3 million).

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2020:

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

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2020 and 2019, our inventory reserves were $0.5 million and $0.9 million, respectively.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of December 31, 2020, the estimated useful lives and net carrying values of fixed assets are as follows:

	Estimated useful life	Net carrying value at December 31, 2020
Office furniture and equipment	5 to 7 years	$0.8 million
Computer hardware and software	3 to 5 years	2.0 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements	2 to 10 years	1.6 million
Total net carrying value at December 31, 2020		$4.5 million

The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no material impairments existed during the years ended December 31, 2020 and 2019.

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of December 31, 2020, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by ASC Topic 740, Income Taxes (“ASC Topic 740”), we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

    We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2020, we maintained a valuation allowance for deferred tax assets arising from our operations of $11.9 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2020, we had net deferred tax assets, after valuation allowance and deferred tax liabilities, totaling $1.2 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Transfer Pricing

In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. In the normal course of business, we are audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions, if necessary. Our effective tax rate in each financial statement period could be impacted if we prevailed in matters for which reserves have been established, or were required to pay amounts more than established reserves.

Revenue Recognition

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

The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regard to both of the aforementioned contracts, the Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts.

Deferred Commissions
We defer commissions on (i) the sales of products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.3 million and $1.8 million at December 31, 2020 and December 31, 2019, respectively.

Deferred Revenue

We defer certain components of revenue. Deferred revenue consists of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2020 and December 31, 2019, deferred revenue was $5.5 million and $4.4 million, respectively.

    Our customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of ASC 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC Topic 606. The deferred revenue associated with the loyalty program at December 31, 2020 and December 31, 2019 was $4.5 million and $3.1 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

Product Return Policy

We stand behind our products and believe we offer a reasonable and industry-standard product return policy to all of our customers. We do not resell returned products. Refunds are not processed until proper approval is obtained. Refunds are processed and returned in the same form of payment that was originally used in the sale. Each country in which we operate has specific product return guidelines. However, we allow our associates and preferred customers to exchange products as long as the products are unopened and in good condition. Our return policies for our retail customers and our associates and preferred customers are as follows:

•Retail Customer Product Return Policy. This policy allows a retail customer to return any of our products to the original associate who sold the product and receive a full cash refund from the associate for the first 180 days following the product’s purchase if located in the United States and Canada, and for the first 90 days following the product’s purchase in other countries where we sell our products. The associate may return or exchange the product based on the associate product return policy. In China, where we sell our products under a cross-border e-commerce model, we have a 14-day return policy.
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
The Company utilizes the expected value method, as set forth by ASC Topic 606, to estimate the sales returns and allowance liability by taking the weighted average of the sales return rates over a rolling six-month period. The Company allocates the total amount recorded within the sales return and allowance liability as a reduction of the overall transaction price for the Company’s product sales. The Company deems the sales refund and allowance liability to be a variable consideration. The method for estimating the sales returns and allowance liability has remained consistent as a result of adopting ASC Topic 606.

Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2020 and December 31, 2019, our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	1,028
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(959)
Actual returns or credits related to prior periods	(71)
Sales reserve as of December 31, 2020	$71

Accounting for Stock-Based Compensation

We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2020, our assumptions and estimates used for the calculated fair value of stock options granted in 2020 were as follows:

2020 Grants	June
Estimated fair value per share of options granted:	$5.76
Assumptions:
Dividend yield	3.0%
Risk-free rate of return	0.3%
Common stock price volatility	52.5%
Expected average life of stock options (in years)	4.5

Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2020, using our current assumptions and estimates, we anticipate recognizing less than $0.1 million in gross compensation expense through 2021 related to unvested stock options outstanding.

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2020, we had 165,393 shares available for grant in the future.

Contingencies and Litigation

Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve would include an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. No legal reserve was deemed necessary at December 31, 2020. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ( “ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL model”) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for smaller reporting companies. This standard will be effective for us as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.
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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2020 were as follows:

	Year ended December 31, 2020			As of December 31, 2020
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.57275	0.76636	0.69058	0.76636
Canada (Canadian Dollar)	0.68826	0.78629	0.74637	0.78240
China (Renminbi)	0.13968	0.15327	0.14501	0.15327
Colombia (Peso)	0.00024	0.00031	0.00027	0.00029
Czech Republic (Koruna)	0.03893	0.04700	0.04321	0.04690
Denmark (Kroner)	0.14347	0.16513	0.15316	0.16513
Hong Kong (Hong Kong Dollar)	0.12829	0.12904	0.12894	0.12899
Japan (Yen)	0.00895	0.00976	0.00937	0.00969
Mexico (Peso)	0.03999	0.05396	0.04688	0.05029
New Zealand (New Zealand Dollar)	0.56727	0.71918	0.65064	0.71918
Norway (Krone)	0.08547	0.11676	0.10665	0.11676
Republic of Korea (Won)	0.00079	0.00092	0.00085	0.00092
Singapore (Singapore Dollar)	0.68556	0.75514	0.72538	0.75514
South Africa (Rand)	0.05252	0.07163	0.06117	0.06831
Sweden (Krona)	0.09641	0.12217	0.10900	0.12217
Switzerland (Franc)	1.01544	1.13271	1.06633	1.13271
Taiwan (New Taiwan Dollar)	0.03285	0.03580	0.03398	0.03559
United Kingdom (British Pound)	1.15537	1.35792	1.28371	1.35792
Various countries (1) (Euro)	1.06994	1.22840	1.14145	1.22840
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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Item 9B.    Other Information

    None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2020.

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

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	10-K	000-24657	4.2	March 26, 2020
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

* Filed herewith.
† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 19, 2021	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 19, 2021	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 19, 2021
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 19, 2021
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 19, 2021
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 19, 2021
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	March 19, 2021
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 19, 2021
Larry A. Jobe

/s/ Eric W. Schrier	Director	March 19, 2021
Eric W. Schrier

/s/ Tyler Rameson	Director	March 19, 2021
Tyler Rameson

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Transfer Pricing
As described in Note 15 to the consolidated financial statements, the Company sells products in twenty-five countries around the world, and a substantial majority of the Company’s consolidated net sales in 2020, were generated outside of the United States. As described in Note 7 to the consolidated financial statements, $4.9 million of the Company’s $5.7 million in consolidated income before taxes is generated in the United States. This is largely a function of the Company’s transfer pricing policies, which govern the allocation of taxable income among the Company’s various tax jurisdictions.
We identified the Company’s determination of appropriate transfer pricing policies as a critical audit matter. As the tax regulations that exist over transfer pricing are subjective and vary by jurisdiction, auditing management’s transfer pricing studies and transfer pricing policies was especially challenging and required significant auditor judgement, including the involvement of tax professionals with specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skill in transfer pricing regulations to assist in evaluating (i) the reasonableness of the Company’s transfer pricing policies, based on comparisons to comparable companies and precedents set by the various taxing authorities that govern the jurisdictions in which the Company operates and (ii) jurisdictional profit margins to ensure that the Company’s intercompany transactions and other income allocation methodologies are appropriate and comply with the Company’s transfer pricing policies.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Dallas, Texas
March 19, 2021

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$22,207	$24,762
Restricted cash	944	943
Accounts receivable, net of allowance of $817 and $708 in 2020 and 2019, respectively	186	955
Income tax receivable	1,008	220
Inventories, net	12,827	10,152
Prepaid expenses and other current assets	2,962	2,239
Deferred commissions	2,343	1,758
Total current assets	42,477	41,029
Property and equipment, net	4,494	5,261
Construction in progress	864	865
Long-term restricted cash	4,346	5,295
Other assets	11,977	9,592
Deferred tax assets, net	1,178	881
Total assets	$65,336	$62,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$76	$87
Accounts payable	4,797	3,526
Accrued expenses	8,691	8,209
Commissions and incentives payable	10,998	9,728
Taxes payable	1,400	2,187
Current notes payable	553	739
Deferred revenue	5,472	4,416
Total current liabilities	31,987	28,892
Finance leases, excluding current portion	129	176
Deferred tax liabilities	3	3
Long-term notes payable	—	363
Other long-term liabilities	7,245	6,214
Total liabilities	39,364	35,648
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 2,071,081 shares outstanding as of December 31, 2020 and 2,742,857 shares issued and 2,381,131 shares outstanding as of December 31, 2019	—	—
Additional paid-in capital	33,795	34,143
Retained Earnings (accumulated deficit)	2,213	(690)
Accumulated other comprehensive income	5,150	3,757
Treasury stock, at average cost, 671,776 shares as of December 31, 2020 and 361,726 shares as of December 31, 2019, respectively	(15,186)	(9,935)
Total shareholders’ equity	25,972	27,275
Total liabilities and shareholders’ equity	$65,336	$62,923
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2020	2019
Net sales	$151,407	$157,728
Cost of sales	35,505	31,550
Gross profit	115,902	126,178
Operating expenses:
Commissions and incentives	61,349	64,254
Selling and administrative expenses	27,845	30,824
Depreciation and amortization	1,990	2,088
Other operating costs	20,227	22,579
Total operating expenses	111,411	119,745
Income from operations	4,491	6,433
Interest income (expense)	83	(16)
Other income (expense), net	1,151	(681)
Income before income taxes	5,725	5,736
Income tax benefit (provision)	536	(2,447)
Net income	$6,261	$3,289
Income per common share:
Basic	$2.80	$1.38
Diluted	$2.77	$1.35
Weighted-average common shares outstanding:
Basic	2,235	2,391
Diluted	2,264	2,441

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2020	2019
Net income	$6,261	$3,289
Foreign currency translations gain (loss)	1,358	(607)
Pension obligations, net of tax provision of $19 and $14 in 2020 and 2019, respectively	35	27
Comprehensive income	$7,654	$2,709

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2018	$—	$33,939	$(2,782)	$4,337	$(10,170)	$25,324
Net Income	—	—	3,289	—	—	3,289
Payment of cash dividends	—	—	(1,200)	—	—	(1,200)
Charge related to stock-based compensation	—	455	—	—	—	455
Issuance of unrestricted shares	—	(141)	—	—	421	280
Release of restricted stock	—	(71)	—	—	71	—
Stock option exercises	—	(39)	—	—	48	9
Repurchase of common stock	—	—	—	—	(305)	(305)
Other	—	—	3	—	—	3
Foreign currency translation	—	—	—	(607)	—	(607)
Pension obligations, net of tax of $14	—	—	—	27	—	27
Balance at December 31, 2019	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net Income	—	—	6,261	—	—	6,261
Payment of cash dividends	—	—	(3,358)	—	—	(3,358)
Charge related to stock-based compensation	—	124	—	—	—	124
Issuance of unrestricted shares	—	(157)	—	—	367	210
Repurchase of common stock	—	—	—	—	(6,256)	(6,256)
Stock option exercises	—	(315)	—	—	638	323
Foreign currency translation	—	—	—	1,358	—	1,358
Pension obligations, net of tax of $19	—	—	—	35	—	35
Balance at December 31, 2020	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,261	$3,289
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,990	2,088
Non-cash operating lease expense	1,942	1,727
Provision for inventory losses	506	986
Provision for doubtful accounts	208	82
(Gain) loss on disposal of assets	(5)	121
Stock-based compensation expense	334	734
Deferred income taxes	(280)	1,064
Changes in operating assets and liabilities:
Accounts receivable	561	(931)
Income tax receivable	(788)	71
Inventories	(2,664)	2,051
Prepaid expenses and other current assets	(738)	1,705
Deferred commissions	(585)	691
Other Assets	(1,139)	(130)
Accounts payable	1,271	(3,198)
Accrued expenses and other long-term liabilities	(2,383)	(1,646)
Taxes payable	(787)	(468)
Commissions and incentives payable	1,270	(2,461)
Deferred revenue	1,056	(858)
Net cash provided by operating activities	6,030	4,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(949)	(1,220)
Proceeds from sale of assets	2	—
Net cash used in investing activities	(947)	(1,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(5,933)	(294)
Payment of cash dividends	(3,358)	(1,200)
Proceeds of Paycheck Protection Program Note Payable	2,244	—
Repayment of Paycheck Protection Program Note Payable	(2,244)	—
Repayment of finance lease obligations and other long term liabilities	(628)	(1,220)
Net cash used in financing activities	(9,919)	(2,714)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1,333	(567)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,503)	416
Cash, cash equivalents and restricted cash at the beginning of the year	31,000	30,584
Cash, cash equivalents and restricted cash at the end of the year	$27,497	$31,000

See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the years ended December 31,
	2020	2019
Income taxes paid, net	$989	$996
Interest paid on finance leases and other financing obligations	$71	$126
Accrued asset purchases	$709	$478
Operating lease right of use assets recorded upon adoption of ASC 842	$—	$4,638
Finance lease right of use assets recorded upon adoption of ASC 842	$—	$103
Operating lease right of use assets acquired in exchange for new operating lease liabilities	$3,189	$2,574
Finance lease right of use assets acquired in exchange for new finance lease liabilities	$47	$236

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

In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and the United States. We closed some offices and have worked remotely.

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

While the conditions described above are expected to be temporary, prolonged workforce disruptions, continued disruption in our supply chain and potential decreases in consumer demands negatively impacted our sales in fiscal year 2020 and may continue to negatively impact sales in fiscal year 2021 as well as the Company’s overall liquidity. We are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are remeasured at their approximate historical rates, monetary assets and liabilities are remeasured at exchange rates in effect at the end of the year, and revenues and expenses are remeasured at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Denmark, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a separate component of shareholders’ equity and is included in accumulated other comprehensive income.

Transaction gains totaled approximately $1.1 million for the year ended December 31, 2020 and transaction losses totaled approximately $0.7 million for the year ended December 31, 2019, and are included in other income (expense), net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2020 and 2019, credit card receivables were $2.4 million and $0.7 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $18.6 million and $18.2 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    At December 31, 2020, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $21.0 million. In addition, for the year ended December 31, 2020, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea. An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2020 and 2019, our total restricted cash was $5.3 million and $6.2 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents at beginning of period	$24,762	$21,845
Current restricted cash at beginning of period	943	1,514
Long-term restricted cash at beginning of period	5,295	7,225
Cash, cash equivalents, and restricted cash at beginning of period	$31,000	$30,584

Cash and cash equivalents at end of period	$22,207	$24,762
Current restricted cash at end of period	944	943
Long-term restricted cash at end of period	4,346	5,295
Cash, cash equivalents, and restricted cash at end of period	$27,497	$31,000

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2020 and 2019, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of December 31, 2020 and 2019, the Company held an allowance for doubtful accounts of $0.8 million and $0.7 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

    Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets were $3.0 million and $2.2 million at December 31, 2020 and 2019, respectively. Included in the December 31, 2020 and 2019 balances were $1.1 million and $0.8 million in other prepaid assets, respectively. Also included in the balances at December 31, 2020 and 2019 were $1.1 million and $0.7 million for other prepaid deposits, respectively. Also included in the balances at December 31, 2020 and 2019 were $0.8 million and $0.7 million in prepaid inventory, respectively.

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

    Other Assets

At December 31, 2020 and 2019, other assets were $12.0 million and $9.6 million, respectively. The December 31, 2020 and 2019 balances include operating lease right of use assets of $6.9 million and $5.6 million, respectively. See Note 5, Leases for more information. Included in each of the December 31, 2020 and 2019 balances were deposits for building leases in various locations of $2.2 million. Also included in the December 31, 2020 and 2019 balances were $2.6 million and $1.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2020 and 2019 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable

    Notes payable were $0.6 million and $1.1 million as of December 31, 2020 and December 31, 2019, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 6.0% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2020, the current portion was $0.6 million and the long-term portion was $0.0 million. At December 31, 2019, the current portion was $0.7 million and the long-term portion was $0.4 million.

On April 10, 2020, the Company received loan proceeds of $2.2 million (the “Loan”) under the Paycheck Protection Program (“PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (the “SBA”). The Loan to the Company was made through JPMorgan Chase Bank, N. A., the Company’s existing banker (the “Lender”). At the time the Company applied for and received the Loan, the Company planned to use the Loan proceeds for covered payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. After the Company received the proceeds of the Loan, the SBA provided subsequent guidance interpreting the PPP. Based on such subsequent guidance, the Company made the determination to repay the Loan in full, which it did on April 30, 2020.

Other Long-Term Liabilities

Other long-term liabilities were $7.2 million and $6.2 million for the years ending December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, we recorded long-term lease liabilities related to operating leases of $6.1 million and $5.3 million, respectively. See Note 5, Leases for more information. At each of December 31, 2020 and 2019, we recorded $0.2 million, respectively, in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of December 31, 2020 and 2019, accrued restoration costs related to these leases amounted to $0.3 million. At December 31, 2020 and 2019, government mandated severance accruals in certain international offices amounted to $0.5 million and $0.4 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.4 million and $0.3 million as of December 31, 2020 and 2019, respectively (See Note 9, Employee Benefit Plans).

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

The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regard to both of the aforementioned contracts, the Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2020	Percentage	2019	Percentage
Consolidated product sales	$146.2	96.5%	$154.6	98.0%
Consolidated pack sales and associate fees	4.2	2.8%	2.3	1.5%
Consolidated other	1.0	0.7%	0.8	0.5%
Total consolidated net sales	$151.4	100.0%	$157.7	100.0%

Revenues by reporting segment are presented in Note 15, Segment Information of our consolidated financial statements. We believe that the disaggregation of our revenues as reflected above, coupled with further discussion below, and the reporting segment in Note 15, Segment Information depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

Deferred Commissions

    The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.3 million and $1.8 million at December 31, 2020 and December 31, 2019, respectively. The full $1.8 million balance at December 31, 2019 was amortized to commissions expense for the twelve months ended December 31, 2020.

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2020 and December 31, 2019, the Company’s deferred revenue was $5.5 million and $4.4 million, respectively. The full $4.4 million balance at December 31, 2019 was recognized as revenue for the twelve months ended December 31, 2020.

    The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2020 and December 31, 2019 was $4.5 million and $3.1 million, as follows:

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2019	$4,231
Loyalty points forfeited or expired	(4,348)
Loyalty points used	(9,127)
Loyalty points vested	11,320
Loyalty points unvested	1,051
Loyalty deferred revenue as of December 31, 2019	$3,127

Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

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

Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2020 and December 31, 2019, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2019	$76
Provision related to sales made in current period	1,037
Adjustment related to sales made in prior periods	31
Actual returns or credits related to current period	(973)
Actual returns or credits related to prior periods	(103)
Sales reserve as of December 31, 2019	$68

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	1,028
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(959)
Actual returns or credits related to prior periods	(71)
Sales reserve as of December 31, 2020	$71

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

Advertising Expenses

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses remained constant at $3.5 million for each of the years ended December 31, 2020 and 2019. Educational and promotional items, called sales aids, are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $0.8 million and $1.1 million, respectively, for the years ended December 31, 2020 and 2019. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of the Company's common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization).

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

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company capitalized $0.3 million and $0.2 million, respectively, of qualifying internal payroll costs. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

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

Concentration Risk

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	2020		2019
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$36,066	23.8%	$34,975	22.2%
TruHealth™	16,263	10.7%	16,193	14.2%
Advanced Ambrotose®	14,662	9.7%	22,390	10.3%
Optimal Support Packets	7,996	5.3%	4,110	2.6%
GI-Pro (MicroBiome)	7,513	5.0%	6,559	4.2%
Total	$82,500	54.5%	$84,227	53.5%

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

    The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2020, the Company purchased finished goods from four suppliers that accounted for 56.8% of the year's cost of sales. During the year ended December 31, 2019, the Company purchased finished goods from four suppliers that accounted for 56.0% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.

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

Recently Adopted Accounting Pronouncements

    The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASU 2016-02") as of January 1, 2019 and applied it on a modified retrospective basis approach and elected to not adjust periods prior to January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the carry forward of the historical lease classification. This new standard requires companies to recognize right of use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The adoption increased assets, net of a lease incentive, by $4.7 million and increased liabilities by $6.1 million on our consolidated balance sheets and did not have a significant impact on our consolidated statement of operations and statements of cash flows. These leases primarily relate to office buildings and office equipment. See Note 5, Leases for more information.

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

    Accounting Pronouncements Issued But Not Yet Effective

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ( “ASU 2016-13”). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL model”) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for smaller reporting companies. This standard will be effective for us as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating whether the new guidance will have an impact on our consolidated financial statements or existing internal controls.

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

Fair Value Measurements (Topic 820) of the FASB establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•Level 1—Quoted unadjusted prices for identical instruments in active markets.
•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.
•Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

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

The tables below present the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2020 and 2019. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2020 and 2019.

2020	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$6,385	$—	$—	$6,385
Total assets	$6,385	$—	$—	$6,385
Amounts included in:
Cash and cash equivalents	$2,137	$—	$—	$2,137
Restricted cash	680	—	—	680
Long-term restricted cash	3,568	—	—	3,568
Total	$6,385	$—	$—	$6,385

2019	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – Fidelity, US	$5,000	$—	$—	$5,000
Interest bearing deposits – various banks	$8,962	$—	$—	$8,962
Total assets	$13,962	$—	$—	$13,962
Amounts included in:
Cash and cash equivalents	$8,636	$—	$—	$8,636
Restricted cash	679	—	—	679
Long-term restricted cash	4,647	—	—	4,647
Total	$13,962	$—	$—	$13,962

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2020 and 2019, consisted of the following (in thousands):

	2020	2019
Raw materials	$2,713	$2,685
Finished goods	10,585	8,341
Inventory reserves for obsolescence	(471)	(874)
Total	$12,827	$10,152

NOTE 4: PROPERTY AND EQUIPMENT

For the year ended December 31, 2020 and 2019, construction in progress remained constant at $0.9 million, which is primarily comprised of back-office software projects within service dates that are currently indeterminable. As of December 31, 2020 and 2019, property and equipment consisted of the following (in thousands):

	2020	2019
Office furniture and equipment	$2,739	$2,638
Computer hardware	3,856	3,879
Computer software	44,264	43,454
Automobiles	81	81
Leasehold improvements	4,508	4,230
ROU Assets- Financing	260	269
	55,708	54,551
Less accumulated depreciation and amortization	(51,214)	(49,290)
Property and equipment, net	4,494	5,261
Construction in progress	864	865
Total	$5,358	$6,126

NOTE 5: LEASES

The Company leases office space and equipment from third-party lessors. On January 1, 2019, the Company adopted ASC Topic 842, Leases, ("Topic 842") and related disclosures. See note 5 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. As of December 31, 2020, the Company had net operating lease right of use ("ROU") assets of $6.9 million and net finance lease right of use assets of $0.3 million. At December 31, 2020, our operating lease liabilities were $8.2 million and our finance lease liabilities were $0.2 million.

If a contract conveys the right to control the use of identified PP&E (an identified asset) for a period of time in exchange for consideration, the Company considers the contract to be a lease, or to contain a lease, in accordance with ASC Topic 842. The Company accounts for lease components, such as office space, separately from the non-lease components, such as maintenance service fees, based on estimated costs from the lessor. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.

Operating lease liabilities and finance lease liabilities are recorded at the present value of lease payments over the lease term at the commencement date. The related ROU assets are recorded on the same date at the amount of the initial liability, adjusted for incentives received, prepayments made to the lessor, and any initial direct costs incurred, as applicable. The Company uses the discount rate implicit in the lease when it is readily determinable. When it is not readily available, the Company discounts future lease payments using the incremental borrowing rate available to the Company as of the commencement date of the contract, or as of January 1, 2019 in the case of existing leases at the adoption of ASC 842. The incremental borrowing rate is the rate available to the Company for a fully collateralized, fully amortizing loan with the same term as the lease.

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the ROU asset and the amounts recorded as interest. Leases with an initial term of 12 months or less are considered short term and are not recorded on the balance sheet. The Company recognizes a lease expense for short term leases on a straight-line basis over the lease term.

Certain of the Company's leases may also include rent escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. None of the Company’s current leases contain guarantees of residual value.

The Company determines whether an arrangement is a lease at the inception of the contract. Resulting operating lease right of use assets are recorded on the Consolidated Balance Sheets as a component of "Other assets" and resulting operating lease liabilities are recorded as a component of "Accrued expenses" and "Other long-term liabilities". Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas, as well as office space in other locations around the globe in which the Company does business. Finance lease assets are recorded on the Consolidated Balance Sheets as a component of “Property and equipment, net” with related liabilities recorded as “Current portion of finance leases” or as “Finance leases, excluding current portion”. As of December 31, 2020, all of the Company’s finance leases pertain to certain equipment used in the business.

    As of December 31, 2020, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
ROU Assets from operating leases	Other assets	$6,943	$5,568
ROU Assets from financing leases	Property and equipment, net	$288	$269
Total leased assets		$7,231	$5,837

Liabilities
Current
Operating	Accrued expenses	$2,067	$1,622
Financing	Current portion of finance leases	$76	$87

Long-Term
Operating	Other long-term liabilities	$6,124	$5,307
Financing	Finance leases, excluding current portion	$129	$176
Total leased liabilities		$8,396	$7,192

    We incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating leases
Operating lease costs	Other operating cost	2,422	2,074
Short term lease costs	Other operating cost	228	245

Finance leases
Amortization of leased assets	Depreciation and amortization	115	111
Interest on lease liabilities	Interest expense	16	17
Total lease cost		2,781	2,447

    For the twelve months ended December 31, 2020, cash paid amounts included in the measurement of lease liabilities included (in thousands):

Lease Payments	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,400	$2,154
Financing cash flows from finance leases	$103	$222

    Lease term and discount rates related to the Company's leases are as follows:

	December 31, 2020	December 31, 2019
Operating leases
Weighted-average remaining lease term (years)	5.15	6.11
Weighted-average discount rate	4.11%	4.04%

Financing leases
Weighted-average remaining lease term (years)	2.85	3.20
Weighted-average discount rate	6.55%	4.95%

    As of December 31, 2020 and 2019 future minimum lease payments were as follows (in thousands):

	December 31, 2020
Maturity of lease liabilities	Operating Leases	Financing Leases
2021	2,644	98
2022	1,930	75
2023	1,217	45
2024	1,308	21
2025	892	1
Thereafter	1,528	—
Total future minimum lease payments	9,519	240
Imputed interest	(1,328)	(35)
Present value of minimum lease payments	8,191	205

NOTE 6: ACCRUED EXPENSES

As of December 31, 2020 and 2019, accrued expenses consisted of the following (in thousands):

	2020	2019
Accrued asset purchases	$709	$478
Accrued compensation	1,879	2,311
Accrued royalties	—	49
Accrued sales and other taxes	492	432
Other accrued operating expenses	651	905
Customer deposits and sales returns	707	356
Accrued travel expenses related to corporate events	590	552
Accrued shipping and handling costs	399	338
Rent expense	20	39
Accrued legal and accounting fees	1,177	1,127
Current portion of operating lease liabilities	2,067	1,622
	$8,691	$8,209

NOTE 7: INCOME TAXES

The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2020	2019
United States	$4,934	$(5,038)
Foreign	791	10,774
Income before income taxes	$5,725	$5,736

The components of the Company’s income tax expense for the years ended December 31 (in thousands):

Current provision (benefit):	2020	2019
Federal	$(1,086)	$131
State	114	64
Foreign	716	1,188
	(256)	1,383
Deferred provision (benefit):
Federal	—	—
State	—	—
Foreign	(280)	1,064
	(280)	1,064
	$(536)	$2,447

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2020	2019
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	2.9	3.5
Difference in foreign and United States tax on foreign operations	1.9	(10.1)
Effect of changes in valuation allowance	(7.7)	(7.3)
CARES NOL Carryback Benefit	(25.3)	—
Foreign Derived Intangible Income (FDII) deduction	(6.6)	—
Global Intangible Low Taxed Income (GILTI)(1)	(7.3)	23.5
Federal Sub-Part F Income from foreign operation	—	10.5
Section 78 gross up	—	5.4
Section 250 deduction	—	(4.3)
Effect of changes in tax rates	—	0.5
Foreign Charitable Contributions	1.4	—
Prior year adjustments	8.2	4.1
Foreign tax credits	—	(10.9)
Meals and entertainment	—	0.7
Share Based Compensation	—	1.2
Withholding taxes	3.2	2.2
Other permanent items	—	1.9
Other	(1.1)	0.6
	(9.4)%	42.5%
(1)This amount relates to the reversal of the 2018 GILTI inclusion due to the GILTI high-tax election the IRS made available in Q3 2020.

For the years ended December 31, 2020 and 2019, the Company’s effective tax rate was (9.4)% and 42.5%, respectively. In 2020, the Company had a significant decrease in its rate due to the carryback of U.S net operating losses as allowed by the CARES Act. In 2019, the Company had a higher effective rate due to the mix of earnings across jurisdictions and valuation allowance recorded on certain losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2020	2019
Deferred Revenue	$317	$243
Inventory	343	215
Accrued expenses	1,034	878
Disallowed Interest Expense	—	—
Net operating loss (1)	7,078	7,570
Equity Compensation	296	509
Foreign tax credit carryover	4,615	4,180
Lease liability	922	1,674
Other	443	486
Total deferred tax assets	$15,048	$15,755
Valuation allowance	(11,933)	(12,375)
Total deferred tax assets, net of valuation allowance	$3,115	$3,380
Deferred tax liabilities:
Prepaid expenses	131	147
Deferred commissions	305	253
Internally-developed software	237	265
Lease assets	884	1,659
Fixed assets	383	178

Total deferred tax liabilities	$1,940	$2,502

Total net deferred tax asset	$1,175	$878

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$282	$85	Indefinite
Bermuda	$52	$—	N/A
China	$242	$61	2024
Colombia	$1,907	$591	Indefinite
Cyprus	$1,414	$177	2026
Gibraltar	$180	$—	Indefinite
Hong Kong	$24	$4	Indefinite
Japan	$139	$48	Indefinite
Mexico	$10,329	$3,099	2021-2030
Norway	$329	$72	Indefinite
Russia	$8	$2	Indefinite
Singapore	$150	$26	Indefinite
South Africa	$727	$204	Indefinite
Sweden	$513	$106	Indefinite
Switzerland	$6,713	$617	2021-2028
Taiwan	$5,569	$1,114	2021-2030
United States - State	$13,506	$804	2022-2040
United Kingdom	$370	$70	Indefinite

    The United States fully utilized its federal net operation losses due to the passage of the CARES Act. In addition to net operating loss attributes, the Company has recorded a foreign tax credit carryforward of $4.6 million, which will begin to expire in 2025. The Company maintains a full valuation against the foreign tax credits.

    At December 31, 2020 and 2019, the Company’s valuation allowance was $11.9 million and $12.4 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in thousands):

Country	2020	2019
Australia	$0.2	$0.2
China	0.4	0.3
Colombia	0.6	0.6
Cyprus	0.2	—
Mexico	3.1	3.3
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.5	0.5
Taiwan	1.1	1.0
Ukraine	—	0.1
United Kingdom	—	0.1
United States	5.5	6.0
Total	$11.9	$12.4

U.S. Tax

    Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets at December 31 as follows (in thousands):

	2020	2019
Deferred tax assets	$1,178	$881
Deferred tax liabilities	(3)	(3)
Net deferred tax assets	$1,175	$878

    On January 1, 2007, the Company adopted FIN 48, which was codified into Topic 740, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return. Topic 740 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 31, 2020, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions and income tax reserves associated with various audits. At December 31, 2020, the Company had unrecognized tax benefits of $0.2 million that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Balance as of January 1	$79	$79
Additions for tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years	—	—
Settlements	—	—
Balance as of December 31	$79	$79

    The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. For each of the years ended December 31, 2020 and 2019, the Company had accrued interest and penalties of $0.1 million in the consolidated balance sheet, of which $11 thousand and $13 thousand were expensed in the consolidated statement of operations, for December 31, 2020 and 2019, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect its unrecognized tax benefits to decrease during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2020, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2012-2019
Japan	2015-2019
Republic of Korea	2016-2019
Switzerland	2016-2019
United States	2014-2015, 2017-2019

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

The Company made cash donations of $0.6 million and $0.7 million to the M5M Foundation for the year ended December 31, 2020 and December 31, 2019, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•Al Bala, the Company’s CEO and President;
•Chris Simons, the Company’s Regional Vice President EMEA; and
•Landen Fredrick, the Company's Chief Sales and Marketing Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.

We paid employment compensation of approximately $407,000 and $321,000 in 2020 and 2019, respectively, for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective November 12, 2019, Landen Fredrick was promoted from Chief Global Sales Officer and President, North America to Chief Sales & Marketing Officer. Mr. Fredrick had served as Chief Global Sales Officer and President, North America since January 1, 2018. Prior to that, Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016. as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves as chairman of the Board of the M5M Foundation.

    Mr. Kevin Robbins is a member of the Company's Board of Directors, serving on the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He has also consulted on the associate commission plan in the past, but did not do so during the year ended December 31, 2020. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during each of 2020 and 2019, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $1.9 million. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million in each of 2020 and 2019. The aggregate amount of commission and incentives paid in 2020 and 2019 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.7 million and $1.8 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.

Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in each of 2020 and 2019. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2020 and 2019, the Company contributed approximately $0.2 million and $0.3 million to the 401(k) Plan for matching contributions, respectively.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

Projected benefit obligation:	2020	2019
Balance, beginning of year	$319	$388
Service cost	47	56
Interest cost	1	1
Liability (gain) loss	6	(2)
Benefits paid to participants	(30)	(128)
Special termination benefit	8	—
Foreign currency	19	4
Balance, end of year	$370	$319

Plan assets:	2020	2019
Fair value, beginning of year	$—	$—
Company contributions	30	128
Benefits paid to participants	(30)	(128)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2020	2019
Benefit obligation	$(370)	$(319)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(370)	$(319)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2020	2019
Accrued benefit liability	$(370)	$(319)
Transition obligation and unrealized gain	(194)	(234)
Net amount recognized in the consolidated balance sheets	$(564)	$(553)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2020	2019
Net periodic cost	$10	$14
Current year actuarial (gain) loss	6	(2)
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	2	(6)
Total recognized in comprehensive income	$12	$8

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2020	2019
Transition obligation	$62	$58
Prior service cost	139	174
Net actuarial gain (loss)	(7)	2
Total recognized in accumulated other comprehensive gain	$194	$234

2019 estimated amounts of amortized transition obligation (in thousands):	2019
Transition obligation	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2020	2019
Projected benefit obligation	$370	$319
Accumulated benefit obligation	370	319
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2020	2019
Discount rate	0.20%	0.20%
Rate of increase in compensation levels	—	—

Components of Expense

Service Cost for the Benefit Plan is included within selling and administrative expenses and all other items noted in the table below (Interest Cost, Amortization of Transition Obligation, and Prior Service Cost) are included within other income (expense). Pension costs, which are included within Consolidated Statement of Operations are detailed below for the years ended December 31 (in thousands):

	2020	2019
Service cost	$47	$56
Interest cost	1	1
Amortization of transition obligation	4	4
Gain (loss)	(6)	(4)
Special termination	8	—
Prior service cost	(44)	(43)
Total pension expense	$10	$14

Estimated Benefits and Contributions

The Company expects to contribute approximately $37,000 to the Benefit Plan in 2021. As of December 31, 2020, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2021	$37
2022	68
2023	25
2024	126
2025	36
Next five years	192
Total expected benefits to be paid	$484

NOTE 10: STOCK BASED COMPENSATION

Summary of Stock Plan

The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2020, the Company had a total of 165,393 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

A summary of changes in stock options outstanding during the year ended December 31, 2020, is as follows:

	2020
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	381	$16.24
Granted	5	16.93
Exercised	(28)	11.47
Expired	(49)	20.18
Forfeit	(3)	15.70
Outstanding at end of year	306	$16.07	5.36	$922
Options exercisable at year end	298	$16.05	5.26	$907

During 2020, the Company issued 28,157 new shares upon the exercise of options and granted 5,000 new options to management and members of the Board. Options exercised during the year ending December 31, 2020 and December 31, 2019 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of $0.1 million and less than $0.1 million, respectively. Non-vested shares at December 31, 2020 and 2019 were approximately 8,336 and 55,335, respectively.

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2020	2019
Dividend yield:	3.0%	7.5%
Risk-free interest rate:	.3%	1.9%
Expected market price volatility:	52.5%	47.6%
Average expected life of stock options:	4.5 years	4.5 years

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $4.00 and $3.72 per share, respectively. The total fair value of awards vested during the years ended December 31, 2020 and 2019 was $0.3 million and $0.4 million, respectively.

The Company recorded the following amounts related to the expense of the fair values of options and restricted share awards during the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Selling, general and administrative expenses and income from operations before income taxes	$124	$456
Benefit for income taxes	(9)	(23)
Effect on net income	$115	$433

As of December 31, 2020, the Company had less than $0.1 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2021	$15	$3	$12
2022	3	1	2
	$18	$4	$14

NOTE 11: COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. The agreement changed from a 2 year auto-renew to 1 year and extended until November 2021 with a 6 month transition period. As of December 31, 2020, the Company is required to purchase an aggregate of $7.8 million through 2022. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of $0.1 million for each of the years ended December 31, 2020 and December 31, 2019, respectively.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2020, the Company would continue to be indebted to the executives for $0.4 million, payable through 2021.

NOTE 12: LITIGATION

Administrative Proceedings

    Mannatech Korea, Ltd. v. Busan Custom Office, Busan District Court, Korea

    On or before April 12, 2015, Mannatech Korea Co., Ltd. (“Mannatech Korea”) filed a suit against the Busan Custom Office (“BCO”) to challenge BCO’s method of calculation regarding its assessment notice issued on July 11, 2013. The assessment notice included an audit of Mannatech Korea’s imported goods covering fiscal years 2008 through 2012 and required Mannatech Korea to pay $1.0 million for this assessment, all of which was paid in January 2014. Both parties submitted a response to the Court’s inquiry on January 15, 2016. The final hearing for the case was held on May 26, 2016 where each party presented their respective arguments. The Court set the decision hearing on October 27, 2016, and the Court decided the case in Mannatech Korea’s favor. However, on November 18, 2016, BCO filed an appeal to the Busan High Court. The first hearing occurred on March 31, 2017, and the second hearing occurred on April 21, 2017. The final hearing was held on June 2, 2017. The Court issued its decision on June 30, 2017 in favor of the BCO. Mannatech Korea appealed this decision on August 24, 2017. On December 24, 2020 Mannatech Korea received notice that the Court issued its decision and ruled to reject its appeal, which means the customs imposition is now final and conclusive. Mannatech Korea and the Company consider this matter closed.

Litigation - Product Liability

    Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374

    On March 4, 2020, a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former independent associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of 110 million KRW (USD $90,000.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. An evidentiary hearing was held on October 21, 2020. Due to restrictions in place relating to COVID-19, hearings scheduled during the fourth quarter of 2020 for this matter were postponed; an evidentiary hearing was held on March 10, 2021 where another hearing was scheduled for April 28, 2021. It is not possible at this time to predict whether Mannatech Korea will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, Mannatech Korea believes it has a valid defense and will vigorously defend this claim. This matter remains open.

Ruiguo Ma v. MTEX Hong Kong Limited and Beili Guan, Case No. 2019-Jin-0116-Civil-2339, Binhai New District Court, Tianjin, China

    On or before September 2, 2019, MTEX Hong Kong Limited (“MTEX Hong Kong”) received service of process of the above-captioned matter. Ruiguo Ma (the "Plaintiff") is alleging that his child suffered tooth decay after consuming the Company's MannaBears product and underwent several surgeries. The Plaintiff is seeking damages of approximately $50,000 USD. MTEX Hong Kong has engaged local counsel to defend this case. The Company has provided notice to its insurance carrier. At this time the potential damages do not meet the deductible; therefore, the case has not been tendered to the carrier. The first hearing occurred on September 11, 2019, and the second hearing occurred on October 30, 2019, where each party presented their respective arguments. On August 25, 2020, the court denied all of the Plaintiff's motions and granted judgment in favor of MTEX Hong Kong. The Plaintiff appealed the decision on September 21, 2020. On January 27, 2021, the appellate court issued a judgment upholding the lower court’s decision. MTEX Hong Kong and the Company consider this matter closed.

Hong Wang v. Beili Guan, MTEX Hong Kong Limited, and Mannatech, Incorporated, Case No. 2020-Jin-0116-
Civil-7655, Binhai New District Court, Tianjin, China

On November 16, 2020, MTEX Hong Kong received service of process of the above-captioned matter. Hong Wang (the “Plaintiff”) is alleging that various Mannatech’s products that she purchased violate the China Food Safety Law. In addition, Plaintiff alleges that her son suffered from tooth decay after consuming the MannaBears product and that the product violates the China Consumer Protection Law. The Plaintiff is seeking damages of approximately USD $286,600. On November 22, 2020, MTEX Hong Kong filed a motion challenging the court’s jurisdiction. It is not possible at this time to predict whether MTEX Hong Kong will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, MTEX Hong Kong believes it has a valid defense and will vigorously defend this claim. This matter remains open.

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

    The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at December 31, 2020.

NOTE 13: SHAREHOLDERS’ EQUITY

Preferred Stock

On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock

On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan. In August of 2016, and December of 2017, the Company's Board of Directors authorized the Company to repurchase up to $0.5 million, respectively, of the Company's outstanding common shares in open market transactions. In August of 2018 and November of 2018, the Company's Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of the Company's common stock to be repurchased in the open market. In December of 2019, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through March 1, 2020. In August 2020, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through August 16, 2021. As of August 8, 2017, the maximum number of shares available for repurchase under the June 2004 Plan was 19,084, and the total number of shares purchased in the open market under the June 2004 Plan was 112,672. As of December 31, 2020, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

    On May 29, 2020, the Company commenced a modified Dutch auction cash tender offer to purchase up to $5.0 million of its outstanding common stock, par value $0.0001 per share, at a per share price not greater than $17.00 nor less than $15.00, to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 25, 2020. As a result of the tender offer, the Company accepted for purchase a total of 294,117 shares of its common stock, which were properly tendered and not properly withdrawn at the price of $17.00 per share, for an aggregate purchase price of $5.0 million, which was funded from cash on hand. Due to the tender offer being oversubscribed, the Company purchased only a prorated portion of those shares properly tendered by each tendering shareholder (other than "odd lot" holders whose shares were purchased on a priority basis) at or below the final per share purchase price. The final proration factor for the tender offer was approximately 86%. The common shares represented approximately 12.31% of the Company's total outstanding shares as of April 30, 2020.

    During the year ended December 31, 2020, the Company repurchased 351,581 shares of its common stock, which includes the 294,117 shares repurchased pursuant to the tender offer, at an average price of $17.79. During the year ended December 31, 2019, the Company repurchased 18,753 shares at an average price of $16.25.

Equity-Based Compensation

During 2020, 28,157 shares were issued for stock option exercises and a total of 13,374 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2018	$4,042	$295	$4,337
Current-period change before reclassifications	(607)	—	(607)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	41
Income tax provision	—	(14)	(14)
Balance as of December 31, 2019	$3,435	$322	$3,757
Current-period change before reclassifications	1,358	—	1,358
Amounts reclassified from accumulated other comprehensive income (loss)	—	54	54
Income tax provision	—	(19)	(19)
Balance as of December 31, 2020	$4,793	$357	$5,150

Dividends

    On February 14, 2020, the Board declared a dividend of $0.125 per share that was paid on March 27, 2020 to shareholders of record on March 13, 2020, for an aggregate amount of $0.3 million.

    On May 27, 2020, the Board declared a dividend of $0.125 per share that was paid on June 24, 2020 to shareholders of record on June 12, 2020, for an aggregate amount of $0.3 million.

    On August 28, 2020, the Board declared a dividend of $0.16 per share that was paid on September 29, 2020 to shareholders of record on September 15, 2020, for an aggregate amount of $0.3 million.

    On November 20, 2020, the Board declared a dividend of $1.16 per share that was paid on December 30, 2020 to shareholders of record on December 16, 2020, for an aggregate amount of $2.4 million. This dividend combined the quarterly dividend amount of $0.16 per share with a special dividend amount of $1.00 per share.

    During the year ended December 31, 2020, the Company declared and paid dividends amounting to an aggregate of $3.3 million. During the year ended December 31, 2019, the Company declared and paid dividends amounting to an aggregate of $1.2 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

    In determining the potential dilution effect of outstanding stock options during 2020, the Company used the average common stock close price of $15.34 per share. For the year ended December 31, 2020, there were 2.24 million weighted-average common shares outstanding used for the basic EPS calculation. For the year ended December 31, 2020, approximately 0.03 million shares subject to options were included in the calculation resulting in 2.26 million dilutive shares used to calculate diluted EPS. For the year ended December 31, 2020, approximately 0.9 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

In determining the potential dilution effect of outstanding stock options during 2019, the Company used the average common stock close price of $17.11 per share. For the year ended December 31, 2019, there were 2.39 million weighted-average common shares outstanding used for the basic EPS calculation. For the year ended December 31, 2019, approximately 0.05 million shares subject to options were included in the calculation resulting in 2.44 million dilutive shares used to calculate diluted EPS. For the year ended December 31, 2019, approximately 1.0 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

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

Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2020		2019
Americas	$44.9	29.7%	$48.0	30.4%
Asia/Pacific	92.1	60.8%	96.0	60.9%
EMEA	14.4	9.5%	13.7	8.7%
Total	$151.4	100.0%	$157.7	100.0%

	2020	2019
Consolidated product sales	$146.2	$154.6
Consolidated pack sales and associate fees	4.2	2.3
Consolidated other	1.0	0.8
Total	$151.4	$157.7

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2020	2019
Americas	$4.4	$5.1
Asia/Pacific	1.0	1.0
EMEA	—	—
Total	$5.4	$6.1

    Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2020	2019
Americas	$5.8	$5.4
Asia/Pacific	5.7	3.8
EMEA	1.3	1.0
Total	$12.8	$10.2