Form 10-Q
period 2021-06-30
MANNATECH INC
filed 2021-08-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
Commission File No. 000-24657
MANNATECH, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Texas		75-2508900
(State or other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
1410 Lakeside Parkway, Suite 200,
Flower Mound,	Texas	75028
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s Telephone Number, including Area Code: (972) 471-7400
                Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading Symbol(s)	Name of each exchange on which registered
Common Stock	par value $0.0001 per share	MTEX	The Nasdaq Stock Market LLC
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
Yes  ☐ No ☒

As of July 30, 2021, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,892,646.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2021 (unaudited)	December 31, 2020
Cash and cash equivalents	$25,967	$22,207
Restricted cash	944	944
Accounts receivable, net of allowance of $980 and $817 in 2021 and 2020, respectively	231	186
Income tax receivable	302	1,008
Inventories, net	13,492	12,827
Prepaid expenses and other current assets	3,288	2,962
Deferred commissions	2,338	2,343
Total current assets	46,562	42,477
Property and equipment, net	3,512	4,494
Construction in progress	1,117	864
Long-term restricted cash	1,179	4,346
Other assets	10,393	11,977
Long-term deferred tax assets, net	1,091	1,178
Total assets	$63,854	$65,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$77	$76
Accounts payable	5,108	4,797
Accrued expenses	8,651	8,691
Commissions and incentives payable	11,657	10,998
Taxes payable	1,906	1,400
Current notes payable	455	553
Deferred revenue	6,080	5,472
Total current liabilities	33,934	31,987
Finance leases, excluding current portion	95	129
Deferred tax liabilities	3	3
Long-term notes payable	—	—
Other long-term liabilities	6,090	7,245
Total liabilities	40,122	39,364

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,892,646 shares outstanding as of June 30, 2021 and 2,742,857 shares issued and 2,071,081 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	33,758	33,795
Retained earnings	5,873	2,213
Accumulated other comprehensive income	3,866	5,150
Treasury stock, at average cost, 850,211 shares as of June 30, 2021 and 671,776 shares as of December 31, 2020	(19,765)	(15,186)
Total shareholders’ equity	23,732	25,972
Total liabilities and shareholders’ equity	$63,854	$65,336

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$42,504	$37,647	$80,823	$74,252
Cost of sales	10,126	8,708	17,348	15,716
Gross profit	32,378	28,939	63,475	58,536

Operating expenses:
Commissions and incentives	16,898	15,330	32,496	30,219
Selling and administrative expenses	7,571	7,165	14,682	14,020
Depreciation and amortization expense	442	537	952	1,057
Other operating costs	5,449	4,797	10,538	10,118
Total operating expenses	30,360	27,829	58,668	55,414

Income from operations	2,018	1,110	4,807	3,122
Interest income, net	7	13	29	63
Other income (expense), net	152	166	(130)	(42)
Income before income taxes	2,177	1,289	4,706	3,143

Income tax (provision) benefit	(48)	(159)	(383)	775
Net income	$2,129	$1,130	$4,323	$3,918

Earnings per common share:
Basic	$1.03	$0.48	$2.09	$1.65
Diluted	$0.99	$0.47	$2.03	$1.62

Weighted-average common shares outstanding:
Basic	2,060	2,370	2,065	2,380
Diluted	2,139	2,388	2,128	2,402

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,129	$1,130	$4,323	$3,918
Foreign currency translations	72	548	(1,284)	(1,086)
Comprehensive income	$2,201	$1,678	$3,039	$2,832

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2021	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net income	—	—	2,194	—	—	2,194
Payment of cash dividends	—	—	(333)	—	—	(333)
Charge related to stock-based compensation	—	6	—	—	—	6
Issuance of unrestricted shares	—	(44)	—	—	254	210
Repurchase of common stock	—	—	—	—	(350)	(350)
Foreign currency translations	—	—	—	(1,356)	—	(1,356)
Balance at March 31, 2021	$—	$33,757	$4,074	$3,794	$(15,282)	$26,343

Net income	—	—	2,129	—	—	2,129
Payment of cash dividends	—	—	(330)	—	—	(330)
Charge related to stock-based compensation	—	29	—	—	—	29
Stock option exercises	—	(28)	—	—	28	—
Repurchase of common stock	—	—	—	—	(4,511)	(4,511)
Foreign currency translations	—	—	—	72	—	72
Balance at June 30, 2021	$—	$33,758	$5,873	$3,866	$(19,765)	$23,732

	Common stock Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2020	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net income	—	—	2,787	—	—	2,787
Payment of cash dividends	—	—	(300)	—	—	(300)
Charge related to stock-based compensation	—	83	—	—	—	83
Issuance of unrestricted shares	—	(163)	—	—	373	210
Repurchase of common stock	—	—	—	—	(86)	(86)
Foreign currency translations	—	—	—	(1,634)	—	(1,634)
Balance at March 31, 2020	$—	$34,063	$1,797	$2,123	$(9,648)	$28,335

Net income	—	—	1,130	—	—	1,130
Payment of cash dividends	—	—	(299)	—	—	(299)
Charge related to stock-based compensation	—	34	—	—	—	34
Stock option exercises	—	(333)	—	—	333	—
Repurchase of common stock	—	—	—	—	(5,109)	(5,109)
Foreign currency translations	—	—	—	548	—	548
Balance at June 30, 2020	$—	$33,764	$2,628	$2,671	$(14,424)	$24,639

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,323	$3,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	952	1,057
Non-cash operating lease expense	853	1,136
Provision for inventory losses	316	194
Provision for doubtful accounts	256	(35)
Loss on disposal of assets	37	(8)
Charge related to stock-based compensation	245	327
Deferred income taxes	104	(110)
Changes in operating assets and liabilities:
Accounts receivable	(301)	739
Income tax receivable	581	(1,113)
Inventories	(981)	(3,361)
Prepaid expenses and other current assets	263	(1,008)
Deferred commissions	5	108
Other assets	658	(897)
Accounts payable	312	2,445
Accrued expenses	(40)	(986)
Other liabilities	(1,156)	14
Taxes payable	631	(578)
Commissions and incentives payable	659	253
Deferred revenue	608	385
Net cash provided by operating activities	8,325	2,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(268)	(478)
Net cash used in investing activities	(268)	(478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(4,861)	(5,195)
Payment of cash dividends	(663)	(600)
Repayment of notes payable and finance lease obligations	(669)	(242)
Net cash used in financing activities	(6,193)	(6,037)
Effect of currency exchange rate changes on cash and cash equivalents	(1,271)	(1,068)
Net increase (decrease) in cash, cash equivalents, and restricted cash	593	(5,103)
Cash, cash equivalents, and restricted cash at the beginning of the period	27,497	31,000
Cash, cash equivalents, and restricted cash at the end of the period	$28,090	$25,897

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$80	$821
Interest paid on finance leases and other financing arrangements	22	40
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	73	2,670
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	—	47

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2021 and December 31, 2020, credit card receivables were $3.2 million and $2.4 million, respectively. As of June 30, 2021 and December 31, 2020, cash and cash equivalents held in bank accounts in foreign countries totaled $20.1 million and $18.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $20.3 million and $21.0 million at June 30, 2021 and December 31, 2020, respectively. In addition, for the three and six months ended June 30, 2021 and 2020, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. As of June 30, 2021 and December 31, 2020, our total restricted cash was $2.1 million and $5.3 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents at beginning of period	$22,207	$24,762
Current restricted cash at beginning of period	944	943
Long-term restricted cash at beginning of period	4,346	5,295
Cash, cash equivalents, and restricted cash at beginning of period	$27,497	$31,000

Cash and cash equivalents at end of period	$25,967	$22,207
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	1,179	4,346
Cash, cash equivalents, and restricted cash at end of period	$28,090	$27,497

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2021 and December 31, 2020, receivables consisted primarily of amounts due from preferred customers and associates. At each of June 30, 2021 and December 31, 2020, the Company's accounts receivable balance (net of allowance) was $0.2 million. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of June 30, 2021 and December 31, 2020, the Company held an allowance for doubtful accounts of $1.0 million and $0.8 million, respectively.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2021 and December 31, 2020, other assets were $10.4 million and $12.0 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $5.7 million and $6.9 million as of June 30, 2021 and December 31, 2020, respectively. See Note 8, Leases for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $2.0 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively. Additionally, included in the June 30, 2021 and December 31, 2020 balances were $2.5 million and $2.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the June 30, 2021 and December 31, 2020 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

At each of June 30, 2021 and December 31, 2020, accrued expenses were $8.7 million. These amounts primarily consisted of $2.3 million and $1.9 million representing employee benefits, which included accrued wages, bonus and severance as of June 30, 2021 and December 31, 2020, respectively. Also included in the June 30, 2021 and December 31, 2020 balances were non-inventory accrued liabilities of $2.5 million and $2.2 million, respectively. Additionally, included in the June 30, 2021 and December 31, 2020 balances were $1.9 million and $2.1 million for the current portion of operating lease liabilities, respectively. At June 30, 2021 and December 31, 2020, also included in the balances were $1.0 million and $1.2 million for accrued auditing and accounting fees, respectively. At June 30, 2021 and December 31, 2020, other accrued expenses were $0.9 million and $1.3 million, respectively.

Notes Payable

Notes payable were $0.5 million and $0.6 million as of June 30, 2021 and December 31, 2020, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. As of June 30, 2021 and December 31, 2020, the current portion was $0.5 million and $0.6 million, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities

Other long-term liabilities were $6.1 million and $7.2 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the balance is primarily composed of long-term operating lease obligations of $5.1 million and $6.1 million, respectively. See Note 8, Leases for more information. Additionally, as of June 30, 2021 and December 31, 2020, the Company recorded $0.2 million in other long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes, of the Company’s 2020 Annual Report). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of June 30, 2021 and December 31, 2020, accrued restoration costs related to these leases amounted to $0.3 million. At each of June 30, 2021 and December 31, 2020, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.3 million (see Note 9, Employee Benefit Plans, of the Company’s 2020 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.3 million for the year ended December 31, 2020. Of this balance, $1.0 million was amortized to commissions expense for the six months ended June 30, 2021. At June 30, 2021, deferred commissions were $2.3 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2020, the Company’s deferred revenue was $5.5 million. Of this balance, $2.8 million was recognized as revenue for the six months ended June 30, 2021. At June 30, 2021, the Company’s deferred revenue was $6.1 million.

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at June 30, 2021 and December 31, 2020 was $4.2 million and $4.5 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(2,108)
Loyalty points used	(4,735)
Loyalty points vested	5,333
Loyalty points unvested	1,194
Loyalty deferred revenue as of June 30, 2021	$4,171

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the six months ended June 30, 2021 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	1,028
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(959)
Actual returns or credits related to prior periods	(71)
Sales reserve as of December 31, 2020	$71

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	511
Adjustment related to sales made in prior periods	(12)
Actual returns or credits related to current period	(434)
Actual returns or credits related to prior periods	(57)
Sales reserve as of June 30, 2021	$79

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$2,692	$2,713
Finished goods	11,177	10,585
Inventory reserves for obsolescence	(377)	(471)
Total	$13,492	$12,827

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2021, the Company’s effective tax rate was 2.2% and 8.1%, respectively. For the three and six months ended June 30, 2020, the Company’s effective tax rate was 12.3% and (24.7)%, respectively. For the three and six months ended June 30, 2021 and 2020, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rate for the three months ended June 30, 2020 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions. The effective tax rate for the six months ended June 30, 2020 was different from federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), enacted on March 27, 2020.

NOTE 4: EARNINGS PER SHARE

    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).

    In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2021, the Company used the quarterly and six month ended average common stock close price of $22.10 and $20.22 per share, respectively.

For the three and six months ended June 30, 2021, there were 2.06 million and 2.07 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For the three and six months ended June 30, 2021, approximately 0.08 million and 0.06 million shares subject to options were included in the calculation resulting in 2.14 million and 2.13 million dilutive shares used to calculate diluted EPS. For the three and six months ended June 30, 2021, less than 0.1

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

million and approximately 0.1 million shares, respectively, of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2020, the Company used the quarterly average common stock close price of $13.00 and 13.61 per share, respectively.

For the three and six months ended June 30, 2020, there were 2.37 million and 2.38 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For each of the three and six months ended June 30, 2020, approximately 0.02 million shares subject to options were included in the calculation resulting in 2.39 million and 2.40 million dilutive shares used to calculate diluted EPS, respectively. For the three and six months ended June 30, 2020, approximately 0.3 million and 0.6 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2021, the Company had a total of 144,155 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the six months ended June 30, 2021 and 2020, the Company granted 10,000 and 5,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2021 and 2020 was approximately $6.77 and $4.00 per share, respectively. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total gross compensation expense	$29	$35	$35	$117
Total tax benefit associated with compensation expense	7	4	8	7
Total net compensation expense	$22	$31	$27	$110

As of June 30, 2021, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2021	Year ending December 31,
		2022	2023
Total gross unrecognized compensation expense	$15	$26	$10
Tax benefit associated with unrecognized compensation expense	4	6	2
Total net unrecognized compensation expense	$11	$20	$8

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

On May 28, 2021, the Company commenced a cash tender offer to purchase up to 211,538 shares of its outstanding common stock, at a purchase price of $26.00 per share to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 25, 2021. As a result of the tender offer, the Company accepted for purchase a total of 171,433 shares of its common stock, which were properly tendered and not properly withdrawn at the price of $26.00 per share, for an aggregate purchase price of $4.5 million, which was funded from cash on hand. These shares of common stock represented approximately 8.31% of the Company's total outstanding shares as of April 31, 2021.

During the three months ended June 30, 2021, the Company repurchased 171,709 shares of its common stock outstanding, which includes the 171,433 shares of its common stock repurchased pursuant to the tender offer. During the three months ended June 30, 2020, the Company repurchased 306,123 shares of its common stock outstanding, which included 294,117 shares of its common stock repurchased pursuant to a tender offer conducted in 2020 (see Note 13 to the consolidated financial statements in our 2020 Annual Report).

As of June 30, 2021, the Company had 1,892,646 shares of common stock outstanding. As of June 30, 2020, the Company had 2,101,240 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2020	$4,793	$357	$5,150
Current-period change (1)	(1,284)	—	(1,284)
Balance as of June 30, 2021	$3,509	$357	$3,866

(1)No material amounts reclassified from accumulated other comprehensive income.

Dividends

On March 2, 2021, the Board declared a dividend of $0.16 per share that was paid on March 30, 2021 to shareholders of record on March 16, 2021, for an aggregate amount of $0.3 million.

On May 24, 2021, the Board declared a dividend of $0.16 per share that was paid on June 14, 2021 to shareholders of record on June 2, 2021, for an aggregate amount of $0.3 million.

NOTE 7: LITIGATION

Litigation - Product Liability

    Meeja Kim, et al., v. Mannatech Korea and Eunbee Cho, Seoul Southern District Court 2020-Gadan-216374
On March 4, 2020, a complaint was filed against Mannatech Korea. Mannatech Korea was served on March 10, 2020. The plaintiffs are the surviving spouse and three children (the “Plaintiffs”) of Kong Seokhwan, a cancer patient who died in October 2017. The Plaintiffs allege that co-defendant and former independent associate, Eunbee Cho, instructed the deceased to take the Company’s products as treatment for cancer. Eunbee Cho was found guilty of fraud and began serving a sentence of one year and six months in November 2019. The Plaintiffs are seeking damages in the amount of KRW ₩110 million (USD $99,220.00) plus interest of 12% per year. Mannatech Korea has engaged local counsel to defend this matter. An evidentiary hearing was held on October 21, 2020. Due to restrictions in place relating to COVID-19, hearings scheduled during the fourth

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2020 for this matter were postponed; an evidentiary hearing was held on March 10, 2021. Another evidentiary hearing was held on April 28, 2021. During the hearing, co-defendant Eunbee Cho’s request to re-examine two witnesses was denied. Additionally, Plaintiff’s actual damages request was reduced from KRW ₩110 million to KRW ₩91,500,540 (USD $82,533.00). The hearing for final judgment in this matter was set for June 16, 2021; however, on May 12, 2021, the Plaintiffs withdrew all of their claims against Mannatech Korea and co-defendant Eunbee Cho. Under Korean law, a plaintiff may refile the same suit against the defendant when the proceeding has been withdrawn prior to the judge issuing a ruling. Therefore, Mannatech Korea will consider this matter closed unless and until the Plaintiffs refile their complaint.

Hong Wang v. Beili Guan, MTEX Hong Kong Limited, and Mannatech, Incorporated, Case No. 2020-Jin-0116-
Civil-7655, Binhai New District Court, Tianjin, China

On November 16, 2020, MTEX Hong Kong received service of process of the above-captioned matter. Hong Wang (the “Plaintiff”) is alleging that various Mannatech’s products that she purchased violate the China Food Safety Law. In addition, Plaintiff alleges that her son suffered from tooth decay after consuming the MannaBears product and that the product violates the China Consumer Protection Law. The Plaintiff is seeking damages of approximately USD $286,600. MTEX Hong Kong has engaged local counsel to defend this case. On November 22, 2020, MTEX Hong Kong filed a motion objecting to the court’s jurisdiction.

On April 7, 2021, the Company received service of process of the above-captioned matter. The claims that the Plaintiff alleges against the Company are the same as those against MTEX Hong Kong. The Company has engaged the same counsel as above to defend this case. The Company filed a motion objecting to the court’s jurisdiction on April 22, 2021.

MTEX Hong Kong and the Company received the court’s ruling rejecting the objection on jurisdiction on June 15, 2021 and June 21, 2021, respectively. Both entities filed a petition to appeal.

It is not possible at this time to predict whether MTEX Hong Kong or the Company will incur any liability, or to estimate the ranges of damages, if any, which may be incurred in connection with this matter. However, both entities believe that they have a valid defense and will vigorously defend this claim. This matter remains open.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at June 30, 2021.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2020 Annual Report.

    As of June 30, 2021, the Company had net operating lease right-of-use (“ROU”) assets of $5.7 million and net finance lease right-of-use assets of $0.2 million. At June 30, 2021, our operating lease liabilities were $7.0 million and our finance lease liabilities were $0.2 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2021 were 5.2 years and 4.4%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2021 were 2.5 years and 6.6%, respectively. The Company's lease discount rates are generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company's leases cannot be readily determined.

    As of June 30, 2021 and December 31, 2020 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2021	December 31, 2020
Right-of-use assets
Operating leases	Other assets	$5,693	$6,943
Finance leases	Property and equipment, net	240	288
Total right-of-use assets		$5,933	$7,231

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,874	$2,067
Finance leases	Current portion of finance leases	77	76
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	5,105	6,124
Finance leases	Finance leases, excluding current portion	95	129
Total lease liabilities		$7,151	$8,396

As of June 30, 2021 the Company's minimum future lease payments on operating and financing leases were as follows (in thousands):

	June 30, 2021
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2021	1,205	43
2022	1,765	75
2023	1,194	47
2024	1,282	21
2025	881	1
Thereafter	1,528	—
Total minimum lease payments	$7,855	$187
Imputed interest	(876)	(15)
Present value of minimum lease payments	$6,979	$172

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2021.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2021 and December 31, 2020.

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$1,600	$—	$—	$1,600
Interest bearing deposits – various banks	6,165	—	—	6,165
Total assets	$7,765	$—	$—	$7,765
Amounts included in:
Cash and cash equivalents	$6,252	$—	$—	$6,252
Restricted cash	680	—	—	680
Long-term restricted cash	833	—	—	833
Total	$7,765	$—	$—	$7,765

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	6,385	—	—	6,385
Total assets	$6,385	$—	$—	$6,385
Amounts included in:
Cash and cash equivalents	$2,137	$—	$—	$2,137
Restricted cash	680	—	—	680
Long-term restricted cash	3,568	—	—	3,568
Total	$6,385	$—	$—	$6,385

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2021		2020		2021		2020
Americas	$12.4	29.2%	$10.9	29.0%	$23.3	28.8%	$22.6	30.4%
Asia/Pacific	26.1	61.4%	23.5	62.5%	49.7	61.5%	45.0	60.6%
EMEA	4.0	9.4%	3.2	8.5%	7.8	9.7%	6.7	9.0%
Totals	$42.5	100.0%	$37.6	100.0%	$80.8	100.0%	$74.3	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated product sales	$40.4	$37.0	$76.3	$73.1
Consolidated pack sales and associate fees	1.9	0.4	4.1	0.8
Consolidated other	0.2	0.2	0.4	0.4
Consolidated total net sales	$42.5	$37.6	$80.8	$74.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2021 and December 31, 2020, reside in the following regions, as follows (in millions):

Region	June 30, 2021	December 31, 2020
Americas	$3.9	$4.4
Asia/Pacific	0.7	1.0
EMEA	—	—
Total	$4.6	$5.4

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2021	December 31, 2020
Americas	$5.7	$5.8
Asia/Pacific	5.8	5.7
EMEA	2.0	1.3
Total	$13.5	$12.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2021 as compared to the same period in 2020, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2020 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 176,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $4.9 million, or 12.9%, to $42.5 million, during the three months ended June 30, 2021, as compared to the same period in 2020. Net sales for the six months ended June 30, 2021 increased by $6.5 million, or 8.8%, to $80.8 million, as compared to the same period in 2020. For the three and six months ended June 30, 2021, our net sales increased 6.4% and 3.5%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); favorable foreign exchange during the three and six months ended June 30, 2021 caused a $2.5 million and a $3.9 million increase, respectively, in GAAP net sales, as compared to the same period in 2020. For the three and six months ended June 30, 2021, our operations outside of the Americas accounted for approximately 70.8% and 71.2%, respectively, of our consolidated net sales.

Excluding the effects due to the translation of foreign currencies into U.S. dollars, net sales would have increased $2.4 million and $2.6 million, respectively, for the three and six months ended June 30, 2021 compared to the same period in 2020. These adjusted net sales expressed in Constant dollars are a non-GAAP financial measure discussed in further detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	2021		2020		Change from 2020 to 2021
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$42,504	100.0%	$37,647	100.0%	$4,857	12.9%
Cost of sales	10,126	23.8%	8,708	23.1%	1,418	16.3%
Gross profit	32,378	76.2%	28,939	76.9%	3,439	11.9%

Operating expenses:
Commissions and incentives	16,898	39.8%	15,330	40.7%	1,568	10.2%
Selling and administrative expenses	7,571	17.8%	7,165	19.0%	406	5.7%
Depreciation and amortization expense	442	1.0%	537	1.4%	(95)	(17.7)%
Other operating costs	5,449	12.8%	4,797	12.7%	652	13.6%
Total operating expenses	30,360	71.4%	27,829	73.9%	2,531	9.1%
Income from operations	2,018	4.7%	1,110	2.9%	908	81.8%
Interest income	7	—%	13	—%	(6)	(46.2)%
Other income, net	152	0.4%	166	0.4%	(14)	(8.4)%
Income before income taxes	2,177	5.1%	1,289	3.4%	888	68.9%
Income tax (provision)	(48)	(0.1)%	(159)	(0.4)%	111	(69.8)%
Net income	$2,129	5.0%	$1,130	3.0%	$999	88.4%

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	2021		2020		Change from 2020 to 2021
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$80,823	100.0%	$74,252	100.0%	$6,571	8.8%
Cost of sales	17,348	21.5%	15,716	21.2%	1,632	10.4%
Gross profit	63,475	78.5%	58,536	78.8%	4,939	8.4%

Operating expenses:
Commissions and incentives	32,496	40.2%	30,219	40.7%	2,277	7.5%
Selling and administrative expenses	14,682	18.2%	14,020	18.9%	662	4.7%
Depreciation and amortization expense	952	1.2%	1,057	1.4%	(105)	(9.9)%
Other operating costs	10,538	13.0%	10,118	13.6%	420	4.2%
Total operating expenses	58,668	72.6%	55,414	74.6%	3,254	5.9%
Income from operations	4,807	5.9%	3,122	4.2%	1,685	54.0%
Interest income	29	—%	63	0.1%	(34)	(54.0)%
Other expense, net	(130)	(0.2)%	(42)	(0.1)%	(88)	209.5%
Income before income taxes	4,706	5.8%	3,143	4.2%	1,563	49.7%
Income tax (provision) benefit	(383)	(0.5)%	775	1.0%	(1,158)	(149.4)%
Net income	$4,323	5.3%	$3,918	5.3%	$405	10.3%

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

Three-month period ended (in millions, except percentages)	June 30, 2021		June 30, 2020	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$42.5	$40.0	$37.6	$2.4	6.4%
Product	40.4	38.0	37.0	1.0	2.7%
Pack sales and associate fees	1.9	1.8	0.4	1.4	350.0%
Other	0.2	0.2	0.2	—	—%
Gross profit	32.4	30.5	28.9	1.6	5.5%
Income from operations	2.0	1.6	1.1	0.5	45.5%

Six-month period ended (in millions, except percentages)	June 30, 2021		June 30, 2020	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net Sales	$80.8	$76.9	$74.3	$2.6	3.5%
Product	76.3	72.7	73.1	(0.4)	(0.5)%
Pack sales and associate fees	4.1	3.8	0.8	3.0	375.0%
Other	0.4	0.4	0.4	—	—%
Gross Profit	63.5	60.4	58.5	1.9	3.2%
Income from Operations	4.8	4.0	3.1	0.9	29.0%

Net Sales

Consolidated net sales for the three months ended June 30, 2021 increased by $4.9 million, or 12.9%, to $42.5 million as compared to $37.6 million for the same period in 2020. Consolidated net sales for the six months ended June 30, 2021 increased by $6.5 million, or 8.8%, to $80.8 million as compared to $74.3 million for the same period in 2020.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended June 30, 2021 and 2020 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
Americas	$12.4	29.2%	$10.9	29.0%
Asia/Pacific	26.1	61.4%	23.5	62.5%
EMEA	4.0	9.4%	3.2	8.5%
Total	$42.5	100.0%	$37.6	100.0%

Consolidated net sales by region for the six months ended June 30, 2021 and 2020 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Americas	$23.3	28.8%	$22.6	30.4%
Asia/Pacific	49.7	61.5%	45.0	60.6%
EMEA	7.8	9.7%	6.7	9.0%
Total	$80.8	100.0%	$74.3	100.0%

For the three months ended June 30, 2021, net sales in the Americas increased by $1.5 million, or 13.8%, to $12.4 million, as compared to $10.9 million for the same period in 2020. This increase was primarily due to an 11.7% increase in revenue per active independent associate and preferred customer and a 1.8% increase in the number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.2 million for the three months ended June 30, 2021, as compared to the same period in 2020. The currency impact is due to the strengthening of the Mexican Peso.

For the six months ended June 30, 2021, net sales in the Americas increased by $0.7 million, or 3.1%, to $23.3 million, as compared to $22.6 million for the same period in 2020. This increase was primarily due to a 6.9% increase in the number of active independent associates and preferred customers and a 1.7% increase in revenue per active independent associate and preferred customer.

For the three months ended June 30, 2021, our operations outside of the Americas accounted for approximately 70.8% of our consolidated net sales, whereas in the same period in 2020, our operations outside of the Americas accounted for approximately 71.0% of our consolidated net sales.

For the six months ended June 30, 2021, our operations outside of the Americas accounted for approximately 71.2% of our consolidated net sales, whereas in the same period in 2020, our operations outside of the Americas accounted for approximately 69.6% of our consolidated net sales.

For the three months ended June 30, 2021, Asia/Pacific net sales increased by $2.6 million, or 11.1%, to $26.1 million, as compared to $23.5 million for the same period in 2020. This increase was primarily due to a 13.6% increase in revenue per active independent associate and preferred customer, which was partially offset by a 2.2% decrease in the number of active independent associates and preferred customer. Foreign currency exchange had the effect of increasing revenue by $1.5 million for the three months ended June 30, 2021, as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the Korean Won, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, Taiwanese Dollar and the Singapore Dollar, which was partially offset by the weakening of the Japanese Yen and the Hong Kong Dollar.

For the six months ended June 30, 2021, Asia/Pacific net sales increased by $4.7 million, or 10.4%, to $49.7 million, as compared to $45.0 million for the same period in 2020. This increase was primarily due to a 13.0% increase in revenue per active independent associate and preferred customer and a 3.8% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $3.0 million for the six months ended June 30, 2021, as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the Korean Won, Japanese Yen, Australian Dollar, Chinese Yuan (Renminbi), New Zealand Dollar, Taiwanese Dollar and the Singapore Dollar.

For the three months ended June 30, 2021, EMEA net sales increased by $0.8 million, or 25%, to $4.0 million, as compared to $3.2 million for the same period in 2020. The increase was primarily due to a 14.5% increase in the number of active independent associates and preferred customers and a 9.2% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.8 million for the three-month period ending June 30, 2021 as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the South African Rand, British Pound and the Euro.

For the six months ended June 30, 2021, EMEA net sales increased by $1.1 million, or 16.4%, to $7.8 million, as compared to $6.7 million for the same period in 2020. The increase was primarily due to a 25.6% increase in the number of active independent associates and preferred customers and a 1.7% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.9 million for the six month period ending June 30, 2021 as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the South African Rand, British Pound and the Euro.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	Dollar	Percentage
Consolidated product sales	$40.4	$37.0	$3.4	9.2%
Consolidated pack sales and associate fees	1.9	0.4	1.5	375.0%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$42.5	$37.6	$4.9	13.0%

	Six Months Ended June 30,		Change
	2021	2020	Dollar	Percentage
Consolidated product sales	$76.3	$73.1	$3.2	4.4%
Consolidated pack sales and associate fees	4.1	0.8	3.3	412.5%
Consolidated other	0.4	0.4	—	—%
Total consolidated net sales	$80.8	$74.3	$6.5	8.7%

Product Sales

Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended June 30, 2021 increased by $3.4 million, or 9.2%, as compared to the same period in 2020. The increase in product sales was primarily due to the increase in the average order value and the number of orders. The average order value for the three months ended June 30, 2021 was $198, as compared to $191 for the same period in 2020. The number of orders processed during the three months ended June 30, 2021 increased by 6.9%, to 212,455, as compared to 198,770 for the same period in 2020.

Product sales for the six months ended June 30, 2021 increased by $3.2 million, or 4.4%, as compared to the same period in 2020. The increase in product sales was primarily due to the increase in the number of orders and the average order value. The average order value for the six months ended June 30, 2021 was $193, as compared to $187 for the same period in 2020. The number of orders processed during the six months ended June 30, 2021 increased by 1.2%, to 414,184, as compared to 409,337 for the same period in 2020.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.8	0.3	1.5	500.0%
Total	$1.9	$0.4	$1.5	375.0%

	Six Months Ended June 30,		Change
	2021	2020	Dollar	Percentage
New	$0.2	$0.2	$—	—%
Continuing	3.9	0.6	3.3	550.0%
Total	$4.1	$0.8	$3.3	412.5%

    Total pack sales and associate fees for the three months ended June 30, 2021 increased by $1.5 million, or 375.0%, to $1.9 million, as compared to $0.4 million for the same period in 2020. Average pack and associate fee value for the three months ended June 30, 2021 was $81, as compared to $19 for the same period in 2020. The total number of packs and associate fees sold increased by 4,144, or 21.0%, to 23,848 for the three months ended June 30, 2021, as compared to the same period in 2020.
Total pack sales and associate fees for the six months ended June 30, 2021 increased by $3.3 million, or 412.5%, to $4.1 million, as compared to $0.8 million for the same period in 2020. Average pack and associate fee value for the six months ended June 30, 2021 was $89, as compared to $20 for the same period in 2020. The total number of packs and associate fees sold increased by 3,925, or 9.3%, to 45,983 for the six months ended June 30, 2021, as compared to the same period in 2020.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2021 and 2020 were as follows:

	2021		2020
New	86,000	48.9%	79,000	45.9%
Continuing	90,000	51.1%	93,000	54.1%
Total	176,000	100.0%	172,000	100.0%

Recruitment of new independent associates and preferred customers increased by 13.0% to 21,527 in the second quarter of 2021 from 19,047 in the second quarter of 2020.

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

For each of the three months ended June 30, 2021 and 2020, other sales were $0.2 million.

For each of the six months ended June 30, 2021 and 2020, other sales were $0.4 million.

Gross Profit

For the three months ended June 30, 2021, gross profit increased by $3.4 million, or 11.9%, to $32.4 million, as compared to $28.9 million for the same period in 2020. For the three months ended June 30, 2021, gross profit as a percentage of net sales decreased to 76.2%, as compared to 76.9% for the same period in 2020 due to increased product promotions.

For the six months ended June 30, 2021, gross profit increased by $4.9 million, or 8.4%, to $63.5 million, as compared to $58.5 million for the same period in 2020. For the six months ended June 30, 2021, gross profit as a percentage of net sales decreased to 78.5%, as compared to 78.8% for the same period in 2020 due to increased product promotions.

Commissions and Incentives

Commission expenses for the three months ended June 30, 2021 increased by 11.6%, or $1.7 million, to $16.4 million, as compared to $14.7 million for the same period in 2020. For the three months ended June 30, 2021, commissions as a percentage of net sales decreased to 38.5% from 38.9% for the same period in 2020.

Commission expenses for the six months ended June 30, 2021 increased by 7.9%, or $2.3 million, to $31.2 million, as compared to $29.0 million for the same period in 2020. For the six months ended June 30, 2021, commissions as a percentage of net sales decreased to 38.7% from 39.0% for the same period in 2020.

Incentive costs for the three months ended June 30, 2021 decreased to $0.5 million, as compared to $0.7 million for the same period in 2020. For the three months ended June 30, 2021, incentives as a percentage of net sales decreased to 1.3% from 1.8% for the same period in 2020.

Incentive costs for the six months ended June 30, 2021 decreased to $1.2 million, as compared to $1.3 million for the same period in 2020. For the six months ended June 30, 2021, incentives as a percentage of net sales decreased to 1.5% from 1.7% for the same period in 2020.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2021, selling and administrative expenses increased by $0.4 million, or 5.7%, to $7.6 million, as compared to $7.2 million for the same period in 2020. The increase in selling and administrative expenses consisted of a $0.3 million increase in payroll costs and a $0.1 million increase in distribution and warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2021 decreased to 17.8% from 19.0% for the same period in 2020.

For the six months ended June 30, 2021, selling and administrative expenses increased by $0.7 million, or 4.7% to $14.7 million, as compared to $14.0 million for the same period in 2020. The increase in selling and administrative expenses consisted of a $0.7 million increase in payroll costs, a $0.1 million increase in marketing costs and a $0.1 million increase in distribution and warehouse costs, which was partially offset by a $0.1 million decrease in stock-based compensation and $0.1 million decrease in contract labor. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2021 decreased to 18.2% from 18.9% for the same period in 2020.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended June 30, 2021, other operating costs increased by $0.6 million, or 13.6%, to $5.4 million, as compared to $4.8 million for the same period in 2020. For the three months ended June 30, 2021, other operating costs as a percentage of net sales increased to 12.8% from 12.7% for the same period in 2020. The increase in operating costs was primarily due to a $0.2 million increase in consulting fees, a $0.2 million increase in credit card fees, a $0.1 million increase in travel and entertainment costs and a $0.1 million increase in office expenses.

For the six months ended June 30, 2021, other operating costs increased by $0.4 million, or 4.2%, to $10.5 million, as compared to $10.1 million for the same period in 2020. For the six months ended June 30, 2021, other operating costs as a percentage of net sales decreased to 13.0% from 13.6% for the same period in 2020. The increase in operating costs was primarily due to a $0.3 million increase in consulting fees, a $0.2 million increase in credit card fees and a $0.1 million increase in miscellaneous operating expenses, which was partially offset by a $0.2 million decrease in travel and entertainment costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million for each of the three months ended June 30, 2021 and 2020.

Depreciation and amortization expense was $1.0 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.2 million for the three months ended June 30, 2021 and 2020.

Due to foreign exchange gains and losses, other expense was $0.1 million for the six months ended June 30, 2021. For the six months ended June 30, 2020, other expense was $42,000.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2021	2020
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China(1)	5.0%	5.0%
Colombia(2)	31.0%	33.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar	10.0%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Norway	22.0%	23.0%
Republic of Korea	22.0%	22.0%
Russia(3)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	22.0%
Switzerland(4)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(5)	18.0%	18.0%
United Kingdom	19.0%	17.0%
United States	23.8%	23.8%
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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2021, the Company’s effective tax rate was 2.2% and 8.1%, respectively. For the three and six months ended June 30, 2020, the Company's effective tax rate was 12.3% and (24.7)%, respectively.

The effective tax rate for the three and six months ended June 30, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

The effective tax rates for the three months ended June 30, 2020 were different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions. The effective tax rate for the six months ended June 30, 2020 was different from the federal statutory rate due primarily to the $1.2 million benefit recorded in connection with the carryback of U.S. net operating losses as allowed by the CARES Act, enacted March 27, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2021, our cash and cash equivalents increased by 16.9%, or $3.8 million, to $26.0 million from $22.2 million as of December 31, 2020. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of June 30, 2021 and December 31, 2020. The long-term portion of restricted cash balances were $1.2 million and $5.0 million at June 30, 2021 and 2020, respectively. Finally, fluctuations in currency rates produced a decrease of $1.3 million and a decrease of $1.1 million in cash and cash equivalents for the six months ended June 30, 2021 and 2020, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2021 and December 31, 2020, our working capital was $12.6 million and $10.5 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(Used in):	2021	2020
Operating activities	$8.3	$2.5
Investing activities	$(0.3)	$(0.5)
Financing activities	$(6.2)	$(6.0)

Operating Activities

Our primary source of cash is our profitable operations, which provided $8.3 million cash flow for the six months ended June 30, 2021, compared to cash provided by operating activities of $2.5 million for the same period in 2020.

Investing Activities

For the six months ended June 30, 2021 and 2020, we invested cash of $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2021, we invested approximately $0.3 million in back-office software projects. During the six months ended June 30, 2020, we invested approximately $0.3 million in back-office software projects, $0.1 million in office equipment and $0.1 million in leasehold improvements in various international offices and training centers.

Financing Activities

For the six months ended June 30, 2021 and 2020, our financing activities used cash of $6.2 million and $6.0 million, respectively. For the six months ended June 30, 2021, we used $4.9 million in the repurchase of our company stock, $0.7 million in payments of dividends to shareholders, and $0.7 million in the repayment of finance lease obligations. For the six months ended June 30, 2020, we used we used $5.2 million in the repurchase of our company stock, $0.2 million in the repayment of finance lease obligations and $0.6 million in payments of dividends to shareholders.

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

CONTRACTUAL OBLIGATIONS

The following summarizes our future commitments and obligations associated with various agreements and contracts as of June 30, 2021, for the years ending December 31 (in thousands):

Commitments and obligations	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Finance lease obligations	$43	$75	$47	$21	$1	$—	$187
Purchase obligations (1)(2)(3)	2,355	2,617	—	—	—	—	4,972
Operating lease obligations (6) (7)	1,205	1,765	1,194	1,282	881	1,528	7,855
Note payable and other financing arrangements	378	86	—	—	—	—	464
Employment agreements	320	320	—	—	—	—	640
Tax liability (4)	—	—	—	—	—	207	207
Other obligations (5)	226	178	23	117	34	572	1,150
Total commitments and obligations	$4,527	$5,041	$1,264	$1,420	$916	$2,307	$15,475

(1)For purposes of the table, a purchase obligation is defined as an agreement to purchase goods or services that is non-cancelable, enforceable and legally binding on the Company that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(2)Excludes approximately $19.0 million of finished product purchase orders that may be canceled or with delivery dates that have changed as of June 30, 2021.
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
(7) Represents the minimum future payments, including imputed interest, for operating leases within the scope of Topic 842. Of the total present value of lease liabilities, $1.9 million was recorded in "Accrued expenses" and $5.1 million was recorded in "Other long-term liabilities".

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2021.

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

Historically, our estimates and assumptions related to the carrying value and the estimated useful lives of our fixed assets have not materially deviated from actual results. As of June 30, 2021, the estimated useful lives and net carrying values of fixed assets were as follows:

	Estimated useful life	Net carrying value at June 30, 2021
Office furniture and equipment	5 to 7 years	$0.4 million
Computer hardware and software	3 to 5 years	1.4 million
Automobiles	3 to 5 years	0.1 million
Leasehold improvements (1)	2 to 10 years	1.4 million
Total (2)		$3.3 million

(1) We amortize leasehold improvements over the shorter of the useful estimated life of the leased asset or the lease term.
(2) Property and Equipment is presented on the Balance Sheet as the sum of $3.3 million of fixed assets, shown in the table above, and $0.2 million of right of use assets related to financing leases, which are not shown in this table. See Note 8, Leases for more information.

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2021 and the year ended December 31, 2020.

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of June 30, 2021, we recorded $0.2 million in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and six months ended June 30, 2021.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and six months ended June 30, 2021, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At June 30, 2021 and December 31, 2020, deferred revenue was $6.1 million and $5.5 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at June 30, 2021 and December 31, 2020 was $4.2 million and $4.5 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.3 million at each of June 30, 2021 and December 31, 2020.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(2,108)
Loyalty points used	(4,735)
Loyalty points vested	5,333
Loyalty points unvested	1,194
Loyalty deferred revenue as of June 30, 2021	$4,171

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

June 2021 Grant
Estimated fair value per of options granted:	$6.77
Assumptions:
Annualized dividend yield	2.4%
Risk-free rate of return	0.7%
Common stock price volatility	56.7%
Expected average life of stock options (in years)	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2021, we had 144,155 shares available for grant in the future. During the three months ended June 30, 2021, the Company granted 10,000 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada , Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2021 were as follows:

	Six months ended June 30, 2021			As of June 30, 2021
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.74810	0.79516	0.77145	0.75320
Canada (Canadian Dollar)	0.77960	0.83015	0.80196	0.80842
China (Renminbi)	0.15222	0.15705	0.15457	0.15479
Colombia (Peso)	0.00026	0.00029	0.00028	0.00027
Czech Republic (Koruna)	0.04490	0.04819	0.04664	0.04675
Denmark (Kroner)	0.15770	0.16555	0.16211	0.16011
Hong Kong (Hong Kong Dollar)	0.12849	0.12901	0.12885	0.12882
Japan (Yen)	0.00902	0.00972	0.00929	0.00905
Mexico (Peso)	0.04668	0.05100	0.04958	0.05044
New Zealand (New Zealand Dollar)	0.69467	0.74244	0.71717	0.70072
Norway (Krone)	0.11554	0.12215	0.11849	0.11693
Republic of Korea (Won)	0.00088	0.00092	0.00090	0.00088
Singapore (Singapore Dollar)	0.74201	0.75882	0.75070	0.74387
South Africa (Rand)	0.06467	0.07455	0.06887	0.06987
Sweden (Krona)	0.11458	0.12242	0.11906	0.11732
Switzerland (Franc)	1.05953	1.13849	1.10183	1.08618
Taiwan (New Taiwan Dollar)	0.03495	0.03631	0.03570	0.03583
United Kingdom (British Pound)	1.35045	1.41980	1.38835	1.38511
Various countries (1) (Euro)	1.17284	1.23148	1.20544	1.19057
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

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2021, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 28, 2021, we commenced a cash tender offer to purchase up to 211,538 shares of our outstanding common stock at a purchase price of $26.00 per share to each seller. The tender offer expired on June 25, 2021. As a result of the tender offer, we accepted for purchase a total of 171,433 shares of our common stock, which were properly tendered and not properly withdrawn at the price of $26.00 per share, for an aggregate purchase price of $4.5 million, which was funded from cash on hand.
During the three months ended June 30, 2021, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
April 1, 2021 - April 30, 2021	—	$—	—	$12,250
May 1, 2021 - May 31, 2021	276	$18.99	276	$12,245
June 1, 2021 - June 30, 2021	171,433	$26.00	171,433	$7,788
Total	171,709		171,709

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

MANNATECH, INCORPORATED

Dated: August 12, 2021	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 12, 2021	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)