Form 10-K
period 2021-12-31
MANNATECH INC
filed 2022-03-15
CIK 1056358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

At June 30, 2021, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $29,370,827 based on the closing sale price of $27.71, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2022 was 1,946,759 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2022 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

Auditor Firm Id:    243    Auditor Name:    BDO USA, LLP     Auditor Location:    Dallas, Texas, USA

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
    We sell our products through network marketing distribution channels via our active associates ("independent associate" or "associates" or "distributors") and to our "preferred customers," which we believe is the most cost-effective way to quickly and effectively introduce our products and communicate information about our business to the global marketplace. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2021, we had approximately 163,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.
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
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “MTEX”. Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

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

Business Segment, Products and Product Development
Business Segment. The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-four markets. Mannatech’s subsidiary in China, Meitai, operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products directly from Meitai via the internet.

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
•In 2001, we broadened our proprietary ingredients by developing the Ambroglycin® blend, a balanced food-mineral matrix designed to help deliver nutrients to the body and which is used in our proprietary Catalyst™ and Glycentials™ vitamin/mineral supplements.
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
•In 2015, Mannatech introduced a new brain supplement, Cognitate™, featuring a proprietary blend of natural ingredients designed to aid memory, recall and cognition.
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
•In 2020, Mannatech’s key product launches included a product suite to address microbiome health: new GI-Defense™ intestinal support product, improved GI-ProBalance pre/pro-biotic product and improved GI-Zyme digestive enzyme product, reformulated ImmunoStart and MannaBOOM products, an innovative new Joint Support product in Japan, an innovative new immune support product named MannaGel in Hong Kong and a re-launch of its MannaBears gummies.
•In 2021, Mannatech introduced a new ginger hibiscus flavor to the existing Ambrotose Life® product offering, Liver Support, providing detox support for healthy liver function. In addition, Mannatech introduced Sugar Balance, Inner Beauty (a collagen product), Luminovation Renewal, Joint Support and MannaZen con Aloe Prime in Mexico.
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
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, Manapol® Powder, MannaBears™, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, Chaga Cafe, Glycentials™, MannaTea™, PhytoCleanse, and TruCoffee®

Targeted Health
BounceBack®, CardioBALANCE®, GI-ProBalance® Slimstick, GI-Zyme®, GI-Defense™, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM® Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, I-Start, MannaAloe® with AloePrime®, Chlorophyll, MANNAGEL™, MegaKids, and Jumping Hi Kids.

Weight and Fitness	OsoLean®, SPORT™, TruHealth Fat Loss System, including: TruPLENISH™, TruPURE®, TruSHAPE™, Tru-C™, EMPACT+®, EM∙PACT®, Mannashake, and TruCoffee™
Skin Care	Emprizone®, FIRM with Ambrotose®, Uth® Facial Cleanser, Uth® Skin Rejuvenation Crème, Uth® Moisturizer, FreshDen®, Organt®, Luminovation™, and MannaDent
Essentials	Catalyst™ Multivitamin, Eye Support, Sleep Support, Liver Support, Joint Support, and SUPERFOOD
Home Living	SERENITY Oils and Blends and PURO

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. Revenue from these products were as follows for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	2021		2020
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,776	18.0%	$36,066	23.8%
TruHealth™	18,010	11.3%	16,263	10.7%
Manapol® Powder	13,141	8.2%	7,187	4.7%
Advanced Ambrotose®	11,158	7.0%	14,662	9.7%
GI-Pro (MicroBiome)	8,478	5.3%	7,513	5.0%
Total	$79,563	49.8%	$81,691	53.9%

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

We procure select products from single vendors who control certain product formulations, ingredients, or other intellectual property rights associated with such products. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. In the event we become unable to source any products or ingredients from our suppliers, we believe that we would be able to replace those products with alternate suppliers, except Arabinogalactan and Manapol® powder. Due to the unique nature of each ingredient, important components used in the formulation of our Ambrotose® complex, we are unable to identify an alternative supplier at this time for these ingredients.

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

Direct Selling/Network Marketing Channel Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors are beginning to realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2020, approximately 125 million global direct sellers collectively generated annual retail sales of $179 billion.

Operating Strengths
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
A team of professionals, some of whom have extensive experience in the pharmaceutical industry, leads our in-house quality assurance program and continually monitors the quality of our products, including the production process. In addition, they work with suppliers and manufacturers to develop quality standards for raw material components and products, and perform tests and inspections to ensure that finished products are safe and of high quality prior to release.
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
▪providing comprehensive corporate websites that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools (mannatech.com, allaboutmannatech.com, mannatechscience.org, library.mannatech.com, training.mannatech.com, library.mannatech.com, events.mannatech.com, and mannafest.com);
▪maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;
▪providing Mannatech+, an app and web-based platform to provide personalized web pages, to share videos, digital flyers, and more;
▪providing Social Media Studio, an app that assists Associates in creating custom social media postings, while utilizing the latest methods to identify non-compliant posts and alert Associates to make alterations before posting;
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

Flexible Operating Strategy. We believe efficiency, focus, and flexibility are paramount to our operations. For more than a decade, we have contracted with third parties to supply and manufacture our proprietary raw materials and products, which we believe allows us to minimize capital expenditures, capitalize on such parties’ expertise, and build additional resources for strategic alliances in the areas of distribution and logistics, product registration, and export requirements. By contracting with various suppliers and manufacturers and by outsourcing distribution for all of our operations, we believe we can quickly adapt operations to current demands in a timely, efficient, and cost-effective manner. We monitor the performance of our third-party contractors to ensure they maintain a high quality of service. In addition, we identify alternative sources for our raw materials suppliers and finished goods manufacturers to help prevent any risk of interruption in production should any existing contractors become unable to perform satisfactorily.

Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2021, our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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
Provide Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee. Mannatech has created a culture around Customer Obsession. Our Customers are at the center of everything we do.

Intellectual Property
Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2021, we had 38 registered trademarks in the United States and five trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2021, we had 606 registered trademarks in 40 countries and 20 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third-party anywhere in the United States provided the unauthorized third party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2021, we had 11 patents for technology related to our Ambrotose® formulation, all of which are in 10 foreign jurisdictions. Overall, as of December 31, 2021, 94 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have six patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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
Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 163,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the year ended December 31, 2021, and we had approximately 183,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the year ended December 31, 2020. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.
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
•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.

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
•our 28 year track record in the business of selling nutritional products;
•our business model which does not require our independent associates to carry inventory or accounts receivable;
•our unique and financially rewarding global associate compensation plan;
•our innovative marketing and educational tools; and
•our easy and convenient delivery system.

Employees
At December 31, 2021 and 2020, we employed 247 and 226 people, respectively, as set forth below:

	2021	2020
Americas	146	127
Asia/Pacific	89	87
EMEA	12	12
Total	247	226

	2021	2020
Full-time employees	246	225
Part-time employees	1	1
Total	247	226

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
As of December 31, 2021, we had approximately 163,000 active associates and preferred customer positions held by individuals who purchased our products and/or packs or paid associate fees within the last 12 months, of which 201 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2021, we had 11 patents for the technology relating to our Ambrotose® formulation, all of which were issued, granted, and validated in 10 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.
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
Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another four or more years.

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
We believe we have dependable suppliers for all of our ingredients and we have identified alternative sources for all of our ingredients, except Arabinogalactan and Manapol® powder. Due to the unique nature of each ingredient, important components used in the formulation of our Ambrotose® complex, we are unable to identify an alternative supplier at this time. If our suppliers are unable to perform, any delay in replacing or substituting such ingredients could affect our business.

The loss of suppliers or shortages of raw materials could have an adverse effect on our business, financial condition, or results of operations.
We depend on outside suppliers for raw materials. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, transportation interruptions and natural disasters or other catastrophic events. For example, in March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and throughout the United States. Beginning in 2020 and continuing through 2021, the Company experienced shortages of raw materials and ingredients for some of its products. We have experienced challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity and other logistical issues within the supply chain. The extent to which COVID-19 impacts our future operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and multiple new variants of the virus that causes COVID-19, and the actions to contain COVID-19 or treat its impact, or the safety and efficacy of the various vaccines approved to treat COVID-19, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and clinical trial operations and could have an adverse impact on our business and our financial results.

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

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	2021		2020
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,776	18.0%	$36,066	23.8%
TruHealth™	18,010	11.3%	16,263	10.7%
Manapol® Powder	13,141	8.2%	7,187	4.7%
Advanced Ambrotose®	11,158	7.0%	14,662	9.7%
GI-Pro (MicroBiome)	8,478	5.3%	7,513	5.0%
Total	$79,563	49.8%	$81,691	53.9%
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
The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many of the international countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. The EU adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR went into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. As noted above, many states have enacted data protection requirements. The California Consumer Privacy Act ("CCPA"), a state statute signed into law on June 28, 2018 and effective on January 1, 2020, provides enhanced data privacy protections to California residents. The CCPA applies to companies with annual gross revenues in excess of $25 million. The South Africa Protection of Personal Information Act (“POPI”) went effective on July 1, 2021. POPI shares similarities with both the EU GDPR and the CCPA. Most recently, China passed the PIPL on August 20, 2021. The PIPL is designed to protect online users’ data privacy, effective on November 1, 2021. Regarded as China’s version of the GDPR, the PIPL lays out a comprehensive set of rules on how business operators should collect, use, process, share, and transfer personal information in China. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.
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
The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2021 and 2020, cash and cash equivalents held in bank accounts in foreign countries totaled $22.6 million and $18.6 million, respectively.
We maintain supply agreements with our suppliers and manufacturers. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. One of our supply agreements, under which the supplier provides us with certain aloe vera-based raw materials, requires us to purchase raw materials in an aggregate amount of $4.8 million through 2022. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.
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
In February 2022, following Russia’s invasion of Ukraine, the U.S. and the European Union imposed various economic sanctions against Russia. If Russia responds with retaliatory measures such as restrictions on the sale of oil or other energy resources from Russia to other countries in the region, that could result in an increase in our global shipping expenses, reduce our sales, or otherwise have an adverse effect on our European operations. Additionally, escalation by Russia beyond Ukraine and into other countries within the region, could also reduce our sales and have a negative effect on our European operations

The risks outlined above could adversely affect our ability to sell products, obtain international customers, or to operate our international business profitably, which would have a negative impact on our overall business and results of operations. Furthermore, any negative changes in our distribution channels may force us to invest significant time and money related to our distribution and sales to maintain our position in certain international markets.

Currency exchange rate fluctuations could reduce our overall profits.
For the year ended December 31, 2021, we recognized 78.1% of net sales in markets outside of the United States and 70.7% in markets outside of the Americas. For the year ended December 31, 2020, we recognized 77.7% of net sales in markets outside of the United States and 70.3% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, while our 2021 net sales increased 3.1% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), favorable foreign exchange caused a $3.7 million increase in GAAP net sales as compared to 2020. In other words, 2021 sales would have been $3.7 million lower than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

The spread of COVID-19 underscores certain risks we face, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.
On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The spread of COVID-19 underscores certain risks we face in our business that are described in this Annual Report on Form 10-K. Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, which could adversely impact our profitability. The adverse economic effects of COVID-19 may materially decrease demand for our products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, we rescheduled in-person corporate sponsored events in 2020 and in 2021, opting instead to hold virtual events. In many cases, our associates canceled in-person sales meetings and utilized online platforms to meet virtually. We have held virtual company sponsored events in early 2021, and while we hope to hold corporate sponsored in-person events later in 2022, we are prepared to transition those planned in-person events to virtual events. The continued uncertainty regarding the spread and duration of the COVID-19 pandemic, including the multiple new variants of the virus that causes COVID-19, could lead to adverse impacts on our sales in fiscal year 2022 and our overall liquidity.
The spread of COVID-19, or actions taken to mitigate this spread domestically and in our international markets, could have material and adverse effects on our ability to operate effectively, including as a result of the complete or partial closure of certain businesses and the inability of our associates to market our products as a result of “shelter-in-place” and similar policies that may be implemented in an effort to mitigate the spread of COVID-19. Furthermore, the outbreak of COVID-19 has severely impacted global economic activity, and caused significant volatility and negative pressure in the financial markets. We experienced challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity.
The fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19. We are continuing to monitor the spread of COVID-19 and related risks. The magnitude and duration of the pandemic and its impact on our business, results of operations, financial position, and cash flows is uncertain as this continues to evolve globally. However, as new variants of the virus continue to emerge, such impact could grow and our business, results of operations, financial position, and cash flows could be materially adversely affected.

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
On October 28, 2021, the Company received a letter from the Federal Trade Commission (“FTC”) regarding “Notices of Penalty Offenses Concerning Money-Making Opportunities and Endorsement and Testimonials." The Company was among 1,100 other companies to receive the letter which put companies on notice that they should be aware of what constitutes false or misleading income, earning, or product claims. As the FTC made clear in the letter, receipt of the letter is not a determination of wrongdoing. From a procedural standpoint, the FTC would still have to file a formal action if they determine the Company is in violation of the parameters laid out in the letter and then undergo an administrative hearing process. The letter is the first step in a process for the FTC to impose “civil monetary penalties of up to $43,792 per violation.” Nearly all Direct Selling Association (“DSA”) member companies received the notice along with non-members of the DSA in the direct selling channel, gig companies, franchise companies, and other companies offering business opportunities.

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

The Company may, directly or indirectly, be affected by government laws and regulations related to climate change.
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations. There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as Aloe Vera and other plant-based raw materials used in our products. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules.

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
On January 8, 2019, China’s State Administration of Market Regulation, along with 12 other government ministries and agencies, jointly launched a nationwide “100-day campaign” to crack down on illegal practices involving health products, and in particular, those operating in the direct selling channel. The campaign was initiated amid growing controversies surrounding, Quanjian, a licensed direct selling company suspected of operating a pyramid scheme and engaging in marketing practices that exaggerated the effectiveness of its health products. Other direct selling firms operating in China were cautioned to stop making false or exaggerated health claims through public advertising and their distributors. As part of the 100-day campaign, China also suspended the registration, approval, and issuance of direct selling licenses. The 100-day campaign was completed on April 18, 2019. Subsequent to the campaign, Quanjian was fined approximately $14.0 million and its founder and chairman was sentenced to nine years in prison and assessed a fine of approximately $7.0 million. The suspension of issuing direct selling licenses continues.
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
As of December 31, 2021, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 45.07% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Area	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	June 2028
St. Leonards, Australia (Australian headquarters)	3,939 sq. feet	N/A (1)
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	5,338 sq. feet	September 2022
Yeongnam Tower, Sincheon-dong, (Daegu Center)	3,558 sq. feet	June 2022
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	10,604 sq. feet	June 2025
Gangnam-gu Seoul, Korea (Seoul training center)	18,468 sq. feet	June 2025
Haewoondae-gu, Busan, Korea (Pusan training center)	6,796 sq. feet	March 2022
Incheon, South Korea (Incheon training center)	7,757 sq. feet	April 2022
Taipei, Taiwan (Taiwan headquarters)	260 sq. feet	January 2023
Tsuen Wan, New Territories, Hong Kong (office)	5,306 sq. feet	June 2022
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2022
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2022
Richmond, BC (Canada training center)	1,963 sq. feet	September 2022
Markham, ON (office)	1,714 sq. feet	September 2024
Bedfordview, South Africa (office)	4,122 sq. feet	N/A (1)
Guadalajara, Mexico (customer service center)	4,187 sq. feet	March 2022
Mexico City, 1st flr Mexico (customer service center)	1,324 sq. feet	August 2022
Mexico City, 3rd flr Mexico	1,324 sq. feet	August 2022
Monterrey, Mexico (office)	1,701 sq. feet	June 2022
Colima, Mexico (office)	732 sq. feet	December 2022

(1) Renewable monthly.
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

Holders. As of February 28, 2022, there were 1,107 shareholders of record.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities. None.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2021 and 2020. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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

We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 163,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $8.4 million, or 5.5%, for 2021, as compared to 2020. Our 2021 net sales increased $4.7 million, or 3.1%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and favorable foreign exchange caused a $3.7 million increase in GAAP net sales as compared to 2020.

RESULTS OF OPERATIONS
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2021 and 2020 (in thousands, except percentages).

	2021		2020		Change
	Total Dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$159,762	100.0%	$151,407	100.0%	$8,355	5.5%
Cost of sales	34,149	21.4%	35,505	23.5%	(1,356)	(3.8)%
Gross profit	125,613	78.6%	115,902	76.5%	9,711	8.4%

Operating expenses:
Commissions and incentives	63,784	39.9%	61,349	40.5%	2,435	4.0%
Selling and administrative expenses	29,427	18.4%	27,845	18.4%	1,582	5.7%
Depreciation and amortization	1,719	1.1%	1,990	1.0%	(271)	(13.6)%
Other operating costs	21,634	13.5%	20,227	13.4%	1,407	7.0%
Total operating expenses	116,564	73.0%	111,411	73.6%	5,153	4.6%
Income from operations	9,049	5.7%	4,491	3.0%	4,558	101.5%
Interest income	66	—%	83	0.1%	(17)	(20.5)%
Other (expense) income, net	(223)	(0.1)%	1,151	0.8%	(1,374)	119.4%
Income before income taxes	8,892	5.6%	5,725	3.8%	3,167	55.3%
Income tax provision	950	0.6%	536	0.4%	414	77.2%
Net income	$9,842	6.2%	$6,261	4.1%	$3,581	(57.2)%

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

	2021		2020	Constant Dollar Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$159.8	$156.1	$151.4	$4.7	3.1%
Product	$151.0	$147.6	$146.2	$1.4	1.0%
Pack and associate fees	$8.0	$7.7	$4.2	$3.5	83.3%
Other	$0.8	$0.7	$1.0	$(0.3)	(30.0)%
Gross profit	$125.6	$122.8	$115.9	$6.9	6.0%
Income from operations	$9.0	$8.3	$4.5	$3.8	84.4%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the years ended December 31, 2021 and 2020 were as follows (in millions, except percentages):

	2021		2020
Americas	$46.8	29.3%	$44.9	29.7%
Asia/Pacific	97.7	61.1%	92.1	60.8%
EMEA	15.3	9.6%	14.4	9.5%
Total	$159.8	100.0%	$151.4	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2021 and 2020 were as follows (in millions, except percentages):

	2021		2020
Domestic	$35.0	21.9%	$33.7	22.3%
Foreign	124.8	78.1%	117.7	77.7%
Total	$159.8	100.0%	$151.4	100.0%

Net Sales
Overall net sales increased by $8.4 million, or 5.5%, for 2021, as compared to 2020. For the year ended December 31, 2021, our operations outside of the Americas accounted for approximately 70.7% of our consolidated net sales, whereas in the same period in 2020, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales.
Sales for the Americas increased by $1.9 million, or 4.2%, to $46.8 million for 2021 as compared to $44.9 million for the same period in 2020. This increase was primarily due to a 9.9% increase in revenue per active independent associate and preferred customer and a 1.7% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the year ended December 31, 2021, as compared to the same period in 2020. The currency impact is due to the strengthening of the Mexican Peso.
During 2021, Asia/Pacific sales increased by $5.6 million, or 6.1%, to $97.7 million as compared to $92.1 million for 2020. This increase was primarily due to a 20.5% increase in revenue per active independent associate and preferred customer, which was partially offset by a 4.3% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $2.3 million for the year ended December 31, 2021, as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the Korean Won and Australian Dollar, which was partially offset by the weakening of the Japanese Yen.
During 2021, EMEA sales increased by $0.9 million, or 6.3%, to $15.3 million as compared to $14.4 million for 2020. This increase was primarily due to a 25.9% increase in revenue per active independent associate and preferred customer and a 9.0% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $1.2 million for the year ended December 31, 2021 as compared to the same period in 2020. The currency impact is primarily due to the strengthening of the South African Rand.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2021	2020	Dollar	Percentage
Consolidated product sales	$151.0	$146.2	$4.8	3.3%
Consolidated pack sales and associate fees	8.0	4.2	3.8	90.5%
Consolidated other	0.8	1.0	(0.2)	(20.0)%
Total consolidated net sales	$159.8	$151.4	$8.4	5.5%

Product Sales
    Our product sales are made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2021 increased by $4.8 million, or 3.3%, to $151.0 million, as compared to $146.2 million for the same period in 2020. The increase in product sales was primarily due to an increase in the average order value. The average order value in 2021 was $190, as compared to $183 for the same period in 2020. The number of orders processed during the year ended December 31, 2021 decreased by 2.3% as compared to the same period in 2020.
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
In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. Pack sales may be completed during the final stages of the registration process, entitling the Associates to earn commissions, benefits, and incentives for that year. These packs can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China.
The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2021	2020	Dollar	Percentage
New	$0.5	$0.5	$—	—%
Continuing	7.5	3.7	3.8	102.7%
Total	$8.0	$4.2	$3.8	90.5%

Total pack sales and associate fees for the year ended December 31, 2021 increased by $3.8 million, or 90.5%, to $8.0 million, as compared to $4.2 million for the same period in 2020. The number of packs sold and associate fees collected increased by 4.2%. Also, the average pack value for the year ended December 31, 2021 was $84, as compared to $45 for the same period in 2020.
During 2021 and continuing into 2022, we took the following actions in an effort to increase the number of independent associates and preferred customers:
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

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2021		2020
New	84,000	51.5%	83,000	45.4%
Continuing	79,000	48.5%	100,000	54.6%
Total	163,000	100.0%	183,000	100.0%

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
For the year ended December 31, 2021, other sales decreased by $0.2 million, or 20.0%, to $0.8 million, as compared to $1.0 million for the same period in 2020. The decrease was primarily due to the decrease in active new and continuing active associates and preferred customers.

Gross Profit
For the year ended December 31, 2021, gross profit increased by $9.7 million, or 8.4%, to $125.6 million, as compared to $115.9 million for the same period in 2020. Gross profit as a percentage of net sales increased to 78.6% for 2021, as compared to 76.5% for 2020 due to the benefits from foreign exchange (mostly Korea Won and South Africa Rand), price increases in a few markets and improvements in our supply chain.

Commission and Incentives
As sales grew, commission expenses increased for the year ended December 31, 2021, by 4.9%, or $2.9 million to $61.6 million, as compared to $58.7 million for the same period in 2020. Commissions as a percentage of net sales were 38.5% for the year ending December 31, 2021 and 38.8% for the same period in the prior year.
Incentive costs decreased for the year ended December 31, 2021 by 18.5%, or $0.5 million, to $2.2 million as compared to $2.7 million for the same period in 2020. The costs of incentives, as a percentage of net sales decreased to 1.4% for the year ended December 31, 2021, as compared to 1.8% for the same period in 2020. This decrease was related to travel incentives in the Americas and Asia/Pacific as governments required quarantine periods before entering the country, which reduced travel.

Selling and Administrative Expenses
Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses.
For the year ended December 31, 2021, overall selling and administrative expenses increased by $1.6 million, or 5.7%, to $29.4 million, as compared to $27.8 million for the same period in 2020. The increase in selling and administrative expenses consisted of a $1.9 million increase in payroll costs and a $0.1 million increase in distribution costs, which was partially offset by a $0.3 million decrease in contract labor costs and a $0.1 million decrease in stock-based compensation.

Other Operating Costs
Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.
For the year ended December 31, 2021, other operating costs increased by $1.4 million, or 7%, to $21.6 million, as compared to $20.2 million for the same period in 2020. For the year ended December 31, 2021, other operating costs, as a percentage of net sales, were 13.5%, as compared to 13.4% for the same period in 2020. The increase was due to a $0.8 million increase in consulting fees, and the $0.6 million charge to earnings for our expected outcome from the Korea Customs Audit (see Note 11).

Depreciation and Amortization Expense
For the years ended December 31, 2021 and 2020, depreciation and amortization expense was $1.7 million and $2.0 million, respectively.

Other (Expense) Income, net
Primarily due to foreign exchange gains, other (expense) income was $(0.2) million and $1.2 million for the years ending December 31, 2021 and 2020, respectively.

Provision for Income Taxes
Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2021	2020
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China(1)	5.0%	25.0%
Colombia(2)	31.0%	32.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar(3)	11.3%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(4)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	21.4%
Switzerland(5)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(6)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(7)	23.2%	23.8%
(1)For 2020 and 2021, the Company qualifies for a reduced 5% tax rate in China as a Small Low Profit Enterprise.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintains the legal entity, Mannatech Colombia SAS.
(3)For 2021, the Company will pay taxes at 10% Gibraltar earnings until August 1, 2021, and 12.5% from August 1, 2021 onward.
    (4)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(5)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(6)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(7)Includes blended state effective rate of 2.2% for 2021 and 2.8% for 2020 in addition to the U.S federal statutory rate of 21%.

Foreign Tax
    Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

U.S. Tax
For each of the years ended December 31, 2021 and 2020, the Company’s effective tax rate was (10.7)% and (9.4)%, respectively. In 2021, the Company’s effective rate differed from the statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions, taking the IRC Section 250 deduction, and applying foreign tax credits. In 2020, the Company had a significant decrease in its rate due to the carryback of U.S net operating losses as allowed by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020.

At December 31, 2021 and 2020, the Company’s valuation allowance was $7.9 million and $11.9 million, respectively. The provisions of Accounting Standards Codification Topic 740, Income Taxes (“ASC Topic 740”) require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.

The valuation allowance against the Company’s deferred tax assets consisted of the following at December 31 (in thousands):

Country	2021	2020
Australia	$—	$0.2
China	0.5	0.4
Colombia	0.5	0.6
Cyprus	0.2	0.2
Mexico	1.9	3.1
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.5	0.5
Taiwan	0.6	1.1
United States	3.4	5.5
Total	$7.9	$11.9

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
•global pandemic;
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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
As of December 31, 2021, our cash, cash equivalents and restricted cash decreased by 6.8%, or $1.9 million, to $25.6 million from $27.5 million as of December 31, 2020. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash at each of December 31, 2021 and 2020 was $0.9 million. Fluctuations in currency rates produced a decrease of $2.7 million in cash and cash equivalents in 2021 as compared to an increase of $1.3 million in 2020.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At December 31, 2021, our working capital increased by $2.2 million, or 21.0%, to $12.7 million from $10.5 million at December 31, 2020. The increase in working capital is primarily due to a decrease in our current liabilities.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2021	2020
Operating activities	$10.8	$6.0
Investing activities	$(0.7)	$(0.9)
Financing activities	$(9.3)	$(9.9)

Operating Activities
Cash provided by operating activities increased by $4.8 million for the year ended December 31, 2021, as compared to the same period in 2020. For the year ended December 31, 2021, this increase was due to improved operating profits and working capital management.

Investing Activities
During the year ended December 31, 2021 and 2020, we invested $0.7 million and $0.9 million in computer hardware and software, respectively.

Financing Activities
For the year ended December 31, 2021, our financing activities used cash of $9.3 million compared to cash used of $9.9 million for the same period of 2020. For the year ended December 31, 2021, we used approximately $0.4 million in the repayment of finance lease obligations and other long term liabilities, $4.3 million in the payment of dividends to shareholders, $5.1 million in the repurchase of common stock, which was partially offset by $0.5 million cash provided by the exercise of stock options. For the year ended December 31, 2020, we used approximately $0.6 million in the repayment of finance lease obligations and other long term liabilities, $3.4 million in the payment of dividends to shareholders, and $5.9 million for the repurchase of common stocks.

General Liquidity and Cash Flows

Short Term Liquidity
We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2021 and 2020, cash and cash equivalents held in bank accounts in foreign countries totaled $22.6 million and $18.6 million, respectively.
We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. The Canada Revenue Agency is auditing the Company's GST filings from January 2019 through April 2021. Management believes the likelihood of an additional GST liability or penalty from the audit is remote and therefore has not accrued a liability related to this audit at December 31, 2021. For more information see Note 1 Organization and Summary of Significant Accounting Policies, Note 7 Income Taxes, Note 11, Commitments and Contingencies, and Note 12 Litigation to our Consolidated Financial Statements.
We have contractual purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At December 31, 2021, we have one supply agreement that requires the Company to purchase an aggregate of $4.8 million through 2022, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At December 31, 2021, our operating lease liabilities were $5.8 million, of which $1.5 million was recorded in Accrued expenses and $4.3 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $0.1 million and lease restoration liabilities of $0.3 million.
We have pension obligation of $0.9 million related to our employee benefit plan at our Japan subsidiary.
Responding to COVID-19, we have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely. The Company depends on an independent salesforce of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives has impacted their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 includes government restriction and changes in consumer demand for the Company’s products. The Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.
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
Prolonged workforce disruptions, continued disruption in our supply chain and potential decreases in consumer demands could negatively impact our sales as well as the Company’s overall liquidity in the next twelve months, however, such impact is currently unknown.

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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of Mannatech at the date of our financial statements. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2021:

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
We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2021 and 2020, our inventory reserves were $0.4 million and $0.5 million, respectively.

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
The net carrying costs of fixed assets and construction in progress are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no material impairments existed during the years ended December 31, 2021 and 2020.

Uncertain Income Tax Positions and Tax Valuation Allowances
    As of December 31, 2021, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by ASC Topic 740, Income Taxes (“ASC Topic 740”), we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.
    We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2021, we maintained a valuation allowance for deferred tax assets arising from our operations of $7.9 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2021, we had net deferred tax assets, after valuation allowance and deferred tax liabilities, totaling $2.8 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Deferred Commissions
We defer commissions on (i) the sales of products shipped but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively.

Deferred Revenue
We defer certain components of revenue. Deferred revenue consists of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2021 and December 31, 2020, deferred revenue was $4.9 million and $5.5 million, respectively.

    Our customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The timing and recognition of loyalty points has not changed with the adoption of ASC 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. There have not been significant changes for the breakage estimate as a result of adopting ASC Topic 606. The deferred revenue associated with the loyalty program at December 31, 2021 and December 31, 2020 was $4.3 million and $4.5 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

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
•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase, and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.
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
Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2021 and December 31, 2020, our sales return reserve was composed of the following (in thousands):

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	1,028
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(959)
Actual returns or credits related to prior periods	(71)
Sales reserve as of December 31, 2020	$71

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

Accounting for Stock-Based Compensation
We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model (the “calculated fair value”). The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2021, our assumptions and estimates used for the calculated fair value of stock options granted in 2021 were as follows:

2021 Grants	June 2021 Grant
Estimated fair value per share of options granted:	$6.77
Assumptions:
Dividend yield	2.4%
Risk-free rate of return	0.7%
Common stock price volatility	56.7%
Expected average life of stock options (in years)	4.5
Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2021, using our current assumptions and estimates, we anticipate recognizing less than $0.1 million in gross compensation expense through 2022 related to unvested stock options outstanding.
If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2021, we had 144,155 shares available for grant in the future.

Contingencies and Litigation
Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve would include an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. No legal reserve was deemed necessary at December 31, 2021. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.
In November 2021, the Busan Custom Office began an audit of the Korean customs values and while the audit continues, we have booked a $0.6 million charge to Other Operating Expenses for the most probable outcome. As we process commissions monthly Mannatech Korea receives from Mannatech Inc. payments for members’ commissions and these intercompany payments are settled by way of netting set-off with other transactions. We are seeking an official ruling from the Ministry of Economy and Finance involving the netting of receivables / payables in foreign currency between a Korean resident and a non-resident and whether this should be reported to the Bank of Korea or a designated foreign exchange bank under compliance with the Foreign Exchange Transactions Act ("FETA") of Korea. If it is confirmed in the ruling that the above transactions are subject to the advance reporting requirement under the FETA, there is a possibility of a penalty for the violation.

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
We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2021 were as follows:

	Year ended December 31, 2021			As of December 31, 2021
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.70019	0.79516	0.75158	0.72575
Canada (Canadian Dollar)	0.77363	0.83015	0.79796	0.78254
China (Renminbi)	0.15222	0.15751	0.15504	0.15698
Colombia (Peso)	0.00025	0.00029	0.00027	0.00025
Czech Republic (Koruna)	0.04394	0.04819	0.04615	0.04547
Denmark (Kroner)	0.15082	0.16555	0.15915	0.15231
Hong Kong (Hong Kong Dollar)	0.12816	0.12901	0.12867	0.12823
Japan (Yen)	0.00867	0.00972	0.00912	0.00869
Mexico (Peso)	0.04565	0.05100	0.04935	0.04868
New Zealand (New Zealand Dollar)	0.67204	0.74244	0.70760	0.68359
Norway (Krone)	0.10903	0.12215	0.11645	0.11360
Republic of Korea (Won)	0.00084	0.00092	0.00087	0.00084
Singapore (Singapore Dollar)	0.72917	0.75882	0.74444	0.73951
South Africa (Rand)	0.06149	0.07455	0.06779	0.06276
Sweden (Krona)	0.10932	0.12242	0.11670	0.11059
Switzerland (Franc)	1.05953	1.13849	1.09446	1.09274
Taiwan (New Taiwan Dollar)	0.03495	0.03631	0.03582	0.03611
United Kingdom (British Pound)	1.32070	1.41980	1.37596	1.34915
Various countries (1) (Euro)	1.12148	1.23148	1.18343	1.13257
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

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Item 9B.    Other Information

    None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2021.

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

MANNATECH, INCORPORATED

Dated: March 15, 2022	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 15, 2022	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 15, 2022
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 15, 2022
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 15, 2022
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 15, 2022
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	March 15, 2022
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 15, 2022
Larry A. Jobe

/s/ Eric W. Schrier	Director	March 15, 2022
Eric W. Schrier

/s/ Tyler Rameson	Director	March 15, 2022
Tyler Rameson

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Transfer Pricing
As described in Note 15 to the consolidated financial statements, the Company sells products in twenty-five countries around the world, and a substantial majority of the Company’s consolidated net sales in 2021, were generated outside of the United States. As described in Note 7 to the consolidated financial statements, $6.9 million of the Company’s $8.9 million in consolidated income before income taxes is generated in the United States. This is largely a function of the Company’s transfer pricing policies, which govern the allocation of taxable income among the Company’s various tax jurisdictions.
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
Dallas, Texas
March 15, 2022

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$24,185	$22,207
Restricted cash	944	944
Accounts receivable, net of allowance of $987 and $817 in 2021 and 2020, respectively	90	186
Income tax receivable	342	1,008
Inventories, net	12,020	12,827
Prepaid expenses and other current assets	2,888	2,962
Deferred commissions	2,369	2,343
Total current assets	42,838	42,477
Property and equipment, net	2,882	4,494
Construction in progress	1,357	864
Long-term restricted cash	503	4,346
Other assets	9,220	11,977
Deferred tax assets, net	2,825	1,175
Total assets	$59,625	$65,333
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$68	$76
Accounts payable	3,969	4,797
Accrued expenses	9,224	8,691
Commissions and incentives payable	9,611	10,998
Taxes payable	2,154	1,400
Current notes payable	205	553
Deferred revenue	4,867	5,472
Total current liabilities	30,098	31,987
Finance leases, excluding current portion	66	129
Other long-term liabilities	5,049	7,245
Total liabilities	35,213	39,361
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,940,687 shares outstanding as of December 31, 2021 and 2,742,857 shares issued and 2,071,081 shares outstanding as of December 31, 2020	—	—
Additional paid-in capital	33,277	33,795
Retained earnings	7,708	2,213
Accumulated other comprehensive income	2,342	5,150
Treasury stock, at average cost, 802,170 shares as of December 31, 2021 and 671,776 shares as of December 31, 2020	(18,915)	(15,186)
Total shareholders’ equity	24,412	25,972
Total liabilities and shareholders’ equity	$59,625	$65,333
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2021	2020
Net sales	$159,762	$151,407
Cost of sales	34,149	35,505
Gross profit	125,613	115,902
Operating expenses:
Commissions and incentives	63,784	61,349
Selling and administrative expenses	29,427	27,845
Depreciation and amortization	1,719	1,990
Other operating costs	21,634	20,227
Total operating expenses	116,564	111,411
Income from operations	9,049	4,491
Interest income	66	83
Other (expense) income, net	(223)	1,151
Income before income taxes	8,892	5,725
Income tax (provision) benefit	950	536
Net income	$9,842	$6,261
Income per common share:
Basic	$4.95	$2.80
Diluted	$4.71	$2.77
Weighted-average common shares outstanding:
Basic	1,990	2,235
Diluted	2,088	2,264

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2021	2020
Net income	$9,842	$6,261
Other comprehensive income, net of tax:
Foreign currency translations gain (loss)	(2,832)	1,358
Pension obligations, net of tax provision of $13 and $19 in 2021 and 2020, respectively	24	35
Other comprehensive income	$(2,808)	$1,393

Comprehensive income	$7,034	$7,654

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2019	$—	$34,143	$(690)	$3,757	$(9,935)	$27,275
Net Income	—	—	6,261	—	—	6,261
Payment of cash dividends	—	—	(3,358)	—	—	(3,358)
Charge related to stock-based compensation	—	124	—	—	—	124
Issuance of unrestricted shares	—	(157)	—	—	367	210
Stock option exercises (cashless)	—	(315)	—	—	315	—
Repurchase of common stock	—	—	—	—	(5,933)	(5,933)
Foreign currency translation	—	—	—	1,358	—	1,358
Pension obligations, net of tax of $19	—	—	—	35	—	35
Balance at December 31, 2020	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net Income	—	—	9,842	—	—	9,842
Payment of cash dividends	—	—	(4,347)	—	—	(4,347)
Charge related to stock-based compensation	—	50	—	—	—	50
Issuance of unrestricted shares	—	(44)	—	—	254	210
Stock option exercises	—	(419)	—	—	964	545
Stock option exercises (cashless)	—	(105)	—	—	105	—
Repurchase of common stock	—	—	—	—	(5,052)	(5,052)
Foreign currency translation	—	—	—	(2,832)	—	(2,832)
Pension obligations, net of tax of $13	—	—	—	24	—	24
Balance at December 31, 2021	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,842	$6,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,719	1,990
Non-cash operating lease expense	2,201	1,942
Provision for inventory losses	638	506
Provision for doubtful accounts	246	208
(Gain) loss on disposal of assets	36	(5)
Stock-based compensation expense	260	334
Deferred income taxes	(1,728)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(150)	561
Income tax receivable	666	(788)
Inventories	169	(2,664)
Prepaid expenses and other current assets	144	(738)
Deferred commissions	(26)	(585)
Other Assets	486	(1,139)
Accounts payable	(828)	1,271
Accrued expenses and other long-term liabilities	(1,663)	(2,383)
Taxes payable	754	(787)
Commissions and incentives payable	(1,387)	1,270
Deferred revenue	(605)	1,056
Net cash provided by operating activities	10,774	6,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(650)	(949)
Proceeds from sale of assets	—	2
Net cash used in investing activities	(650)	(947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	545	—
Repurchase of common stock	(5,052)	(5,933)
Payment of cash dividends	(4,347)	(3,358)
Proceeds from Paycheck Protection Program Note Payable	—	2,244
Repayment of Paycheck Protection Program Note Payable	—	(2,244)
Repayment of finance lease obligations and other financing obligations	(435)	(628)
Net cash used in financing activities	(9,289)	(9,919)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(2,700)	1,333
Net decrease in cash and cash equivalents and restricted cash	(1,865)	(3,503)
Cash and cash equivalents and restricted cash at the beginning of the year	27,497	31,000
Cash and cash equivalents and restricted cash at the end of the year	$25,632	$27,497
See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the years ended December 31,
	2021	2020
Income taxes paid, net	$137	$989
Interest paid on finance leases and other financing obligations	$31	$71
Accrued asset purchases	$—	$709
Right of use assets acquired in exchange for new operating lease liabilities	$70	$3,189
Finance lease right of use assets acquired in exchange for new finance lease liabilities	$—	$47
Treasury shares exchanged for stock options exercised	$105	$315
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
As a response to COVID-19, we closed some offices and worked remotely. The Company depends on an independent sales force of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives impacted, and may continue to impact, their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 have had an impact on demand for the Company’s products due to government restrictions and changes in consumer behavior. Moreover, the Company has rescheduled corporate sponsored events, and in some cases, our associates have cancelled sales meetings.
For some products the Company experienced shortages of raw materials, packaging supplies and ingredients and we successfully worked through challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers. Despite the impact on the global supply chain, the Company has overcome obstacles in shipping to our customers.
While the conditions described above are expected to be temporary, prolonged workforce disruptions, continued disruption in our supply chain and potential changes in consumer demands could negatively impact our sales as well as the Company’s overall liquidity. We are managing with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

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
Transaction losses totaled approximately $0.2 million for the year ended December 31, 2021 and transaction gains totaled approximately $1.1 million for the year ended December 31, 2020, and are included in other (expense) income, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2021 and 2020, credit card receivables were $1.2 million and $2.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $22.6 million and $18.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
    At December 31, 2021, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $20.1 million. In addition, for the year ended December 31, 2021, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea. An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. As of December 31, 2021 and 2020, our total restricted cash was $1.4 million and $5.3 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents at beginning of period	$22,207	$24,762
Current restricted cash at beginning of period	944	943
Long-term restricted cash at beginning of period	4,346	5,295
Cash and cash equivalents and restricted cash at beginning of period	$27,497	$31,000

Cash and cash equivalents at end of period	$24,185	$22,207
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	503	4,346
Cash and cash equivalents and restricted cash at end of period	$25,632	$27,497

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. As of December 31, 2021 and 2020, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. As of December 31, 2021 and 2020, the Company held an allowance for doubtful accounts of $1.0 million and $0.8 million, respectively.

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were $2.9 million and $3.0 million at December 31, 2021 and 2020, respectively. Included in each of the December 31, 2021 and 2020 balances were $1.1 million in other prepaid assets. Also included in the balances at December 31, 2021 and 2020 were $0.5 million and $1.1 million for other prepaid deposits, respectively. Also included in the balances at December 31, 2021 and 2020 were $1.3 million and $0.8 million in prepaid inventory, respectively.

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

Other Assets
At December 31, 2021 and 2020, other assets were $9.2 million and $12.0 million, respectively. The December 31, 2021 and 2020 balances include operating lease right of use assets of $4.7 million and $6.9 million, respectively. See Note 5, Leases for more information. Included in the December 31, 2021 and 2020 balances were deposits for building leases in various locations of $1.9 million and $2.2 million, respectively. Also included in the December 31, 2021 and 2020 balances were $2.4 million and $2.6 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2021 and 2020 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable
Notes payable were $0.2 million and $0.6 million as of December 31, 2021 and December 31, 2020, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 5.7% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2021 and December 31, 2020 , the current portion was $0.2 million and $0.6 million, respectively.

Other Long-Term Liabilities
Other long-term liabilities were $5.0 million and $7.2 million as of December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, we recorded long-term lease liabilities related to operating leases of $4.3 million and $6.1 million, respectively. See Note 5, Leases for more information. At December 31, 2021, there was nothing recorded in other long-term liabilities related to uncertain income tax positions. At December 31, 2020, we recorded $0.2 million in long-term liabilities related to uncertain income tax positions (see Note 7, Income Taxes). Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of December 31, 2021 and 2020, accrued restoration costs related to these leases amounted to $0.3 million. At each of December 31, 2021 and 2020, government mandated severance accruals in certain international offices amounted to $0.5 million. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million and $0.4 million as of December 31, 2021 and 2020, respectively (See Note 9, Employee Benefit Plans).

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
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2021	Percentage	2020	Percentage
Consolidated product sales	$151.0	94.5%	$146.2	96.5%
Consolidated pack sales and associate fees	8.0	5.0%	4.2	2.8%
Consolidated other	0.8	0.5%	1.0	0.7%
Total consolidated net sales	$159.8	100.0%	$151.4	100.0%
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

Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively. The full $2.3 million balance at December 31, 2020 was amortized to commissions expense for the twelve months ended December 31, 2021.

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2021 and December 31, 2020, the Company’s deferred revenue was $4.9 million and $5.5 million, respectively. The full $5.5 million balance at December 31, 2020 was recognized as revenue for the twelve months ended December 31, 2021.
    The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2021 and December 31, 2020 was $4.3 million and $4.5 million, as follows:

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2020	$3,127
Loyalty points forfeited or expired	(3,249)
Loyalty points used	(9,385)
Loyalty points vested	12,771
Loyalty points unvested	1,223
Loyalty deferred revenue as of December 31, 2020	$4,487

Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

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

Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the years ended December 31, 2021 and December 31, 2020, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2020	$68
Provision related to sales made in current period	1,028
Adjustment related to sales made in prior periods	5
Actual returns or credits related to current period	(959)
Actual returns or credits related to prior periods	(71)
Sales reserve as of December 31, 2020	$71

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

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

Advertising Expenses
The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses remained constant at $3.5 million for each of the years ended December 31, 2021 and 2020. Educational and promotional items are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses
The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.2 million and $0.8 million, respectively, for the years ended December 31, 2021 and 2020. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs, including $0.3 million expenditure into clinical studies of Ambrotose® and Manapol®.

Stock-Based Compensation
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. See Note 10, Stock Based Compensation.

Software Development Costs
The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During each of the years ended December 31, 2021 and 2020, the Company capitalized $0.3 million of qualifying internal payroll costs. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

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

Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Optimal Support Packets, and GI-Pro products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	2021		2020
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,776	18.0%	$36,066	23.8%
TruHealth™	18,010	11.3%	16,263	10.7%
Manapol® Powder	13,141	8.2%	7,187	4.7%
Advanced Ambrotose®	11,158	7.0%	14,662	9.7%
GI-Pro (MicroBiome)	8,478	5.3%	7,513	5.0%
Total	$79,563	49.8%	$81,691	53.9%
Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2021, the Company purchased finished goods from four suppliers that accounted for 36.4% of the year's cost of sales. During the year ended December 31, 2020, the Company purchased finished goods from four suppliers that accounted for 56.8% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.
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

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported balances or results of operations. An adjustment has been made to the Consolidated Balance Sheet for fiscal year ended December 31, 2020, to reclassify the Deferred Tax Liabilities to Deferred Tax Assets.

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
The tables below present the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2021 and 2020. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2021 and 2020.

2021	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$7,838	$—	$—	$7,838
Total assets	$7,838	$—	$—	$7,838
Amounts included in:
Cash and cash equivalents	$6,986	$—	$—	$6,986
Restricted cash	680	—	—	680
Long-term restricted cash	172	—	—	172
Total	$7,838	$—	$—	$7,838

2020	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$6,385	$—	$—	$6,385
Total assets	$6,385	$—	$—	$6,385
Amounts included in:
Cash and cash equivalents	$2,137	$—	$—	$2,137
Restricted cash	680	—	—	680
Long-term restricted cash	3,568	—	—	3,568
Total	$6,385	$—	$—	$6,385

NOTE 3: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2021 and 2020, consisted of the following (in thousands):

	2021	2020
Raw materials	$3,271	$2,713
Finished goods	9,196	10,585
Inventory reserves for obsolescence	(447)	(471)
Total	$12,020	$12,827

NOTE 4: PROPERTY AND EQUIPMENT
As of December 31, 2021 and 2020, construction in progress was $1.4 million and $0.9 million, respectively, which is primarily comprised of back-office software projects with service dates that are currently indeterminable. As of December 31, 2021 and 2020, property and equipment consisted of the following (in thousands):

	2021	2020
Office furniture and equipment	$2,648	$2,739
Computer hardware	3,755	3,856
Computer software	44,303	44,264
Automobiles	81	81
Leasehold improvements	4,292	4,508
ROU Assets- finance leases	177	260
	55,256	55,708
Less accumulated depreciation and amortization	(52,374)	(51,214)
Property and equipment, net	2,882	4,494
Construction in progress	1,357	864
Total	$4,239	$5,358
NOTE 5: LEASES
The Company leases office space and equipment from third-party lessors and accounts for leases in accordance with ASC Topic 842, determining whether an arrangement is a lease, or contains an embedded lease, at the inception of the contract. Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.
Operating lease liabilities and finance lease liabilities with terms greater than 12 months are recorded at the present value of the lease payments at the commencement date. The related right of use assets are recorded on the same date at the amount of the initial liability, adjusted for incentives received, prepayments made to the lessor, and any initial direct costs incurred, as applicable. The Company uses the discount rate implicit in the lease when it is readily determinable. When it is not readily available, future lease payments are discounted using the incremental borrowing rate available to the Company. The incremental borrowing rate is the rate available to the Company for a fully collateralized, fully amortizing loan with the same term as the lease. Lease components, such as office space, are accounted for separately from the non-lease components, such as maintenance fees. Certain of the Company's leases may also include rent escalation clauses or options to extend or terminate the lease. These options are included in the present value recorded for the leases when it is reasonably certain that the Company will exercise that option. None of the Company’s current leases contain guarantees of residual value. Leases with an initial term of 12 months or less are considered short term and are not recorded on the balance sheet. The Company recognizes a lease expense for short term leases on a straight-line basis over the lease term.

At December 31, 2021 and 2020, net operating lease right of use assets were $4.6 million and $6.9 million, respectively, and operating lease liabilities were $5.8 million and $8.2 million, respectively. The Company presents right of use assets related to operating leases in its Consolidated Balance Sheets as a component of "Other assets". The current portion of operating lease liabilities is presented as a component of "Accrued expenses" and the long-term portion is presented as a component of "Other long-term liabilities". Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business.
At December 31, 2021 and 2020, net finance lease right of use assets were $0.2 million and $0.3 million, respectively, and finance lease liabilities were $0.1 million and $0.2 million, respectively. Right of use assets related to finance leases are presented on the Consolidated Balance Sheets as a component of “Property and equipment, net” with related lease liabilities recorded as “Current portion of finance leases” or as “Finance leases, excluding current portion”. As of December 31, 2021, all of the Company’s finance leases pertain to certain equipment used in the business.
As of December 31, 2021 and 2020, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Right of Use Assets
Operating leases	Other assets	$4,625	$6,943
Finance leases	Property and equipment, net	180	288
Total leased assets		4,805	7,231

Lease Liabilities
Current Portion
Operating leases	Accrued expenses	1,493	2,067
Finance leases	Current portion of finance leases	68	76

Long-Term Portion
Operating leases	Other long-term liabilities	4,318	6,124
Finance leases	Finance leases, excluding current portion	66	129
Total leased liabilities		$5,945	$8,396

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the right of use asset and the amounts recorded as interest. For the years ended December 31, 2021 and 2020, we incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	2021	2020
Operating leases
Operating lease costs	Other operating cost	$2,201	$2,074
Short term lease costs	Other operating cost	339	245

Finance leases
Amortization of leased assets	Depreciation and amortization	108	111
Interest on lease liabilities	Interest expense	28	17
Total lease cost		$2,676	$2,447

For the twelve months ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities included (in thousands):

	2021	2020
Operating cash flows from operating leases	$2,164	$2,400
Financing cash flows from finance leases	$87	$103

As of December 31, 2021 and 2020 the Company's lease terms and discount rates were:

	2021	2020
Operating leases
Weighted-average remaining lease term (years)	5.04	5.15
Weighted-average discount rate	4.5%	4.11%

Finance leases
Weighted-average remaining lease term (years)	2.14	2.85
Weighted-average discount rate	6.57%	6.55%

As of December 31, 2021 future minimum lease payments were as follows (in thousands):

	December 31, 2021
Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$1,715	$74
2023	1,166	47
2024	1,250	21
2025	868	1
2026	624	—
Thereafter	905	—
Total future minimum lease payments	$6,528	$143
Imputed interest	(716)	(10)
Present value of minimum lease payments	$5,811	$133

NOTE 6: ACCRUED EXPENSES
As of December 31, 2021 and 2020, accrued expenses consisted of the following (in thousands):

	2021	2020
Accrued asset purchases	$96	$709
Accrued compensation	2,566	1,879
Accrued sales and other taxes	314	492
Other accrued operating expenses	1,528	671
Customer deposits and sales returns	774	707
Accrued travel expenses related to corporate events	879	590
Accrued shipping and handling costs	356	399
Accrued legal and accounting fees	1,218	1,177
Current portion of operating lease liabilities	1,493	2,067
	$9,224	$8,691

NOTE 7: INCOME TAXES
The components of the Company’s income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2021	2020
United States	$6,947	$4,934
Foreign	1,945	791
Income before income taxes	$8,892	$5,725

The components of the Company’s income tax provision (benefit) for the years ended December 31 (in thousands):

Current provision (benefit):	2021	2020
Federal	$(17)	$(1,086)
State	(161)	114
Foreign	956	716
	778	(256)
Deferred provision (benefit):
Federal	(1,183)	—
State	(131)	—
Foreign	(414)	(280)
	(1,728)	(280)
	$(950)	$(536)

For the years ended December 31, 2021 and 2020, the Company’s effective tax rate was (10.7)% and (9.4)%, respectively. The Company's effective tax rate for the year ended December 31, 2021 differed from the statutory rate due to the release of valuation allowance on U.S. deferred tax assets due to the expectation of current and future utilization. The Company's effective tax rate for the year ended December 31, 2020 differed from the statutory rate due to the carryback of U.S net operating losses as allowed by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), enacted on March 27, 2020.
A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2021	2020
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	0.8	2.9
Difference in foreign and United States tax on foreign operations	0.7	1.9
Effect of changes in valuation allowance	(45.0)	(7.7)
CARES NOL Carryback Benefit	—	(25.3)
Foreign Derived Intangible Income (FDII) deduction	(8.1)	(6.6)
Global Intangible Low Taxed Income (GILTI)(1)	—	(7.3)
Foreign Charitable Contributions	0.7	1.4
Prior year adjustments	1.3	8.2
Withholding taxes	2.5	3.2
Changes to uncertain tax positions	(1.8)	—
Expiration of tax attribute	17.4	—
Other	(0.2)	(1.1)
	(10.7)%	(9.4)%
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2021	2020
Deferred Revenue	$409	$317
Inventory	235	343
Accrued expenses	1,352	1,034
Net operating loss (1)	5,310	7,078
Equity Compensation	242	296
Foreign tax credit carryover	3,436	4,615
Lease liability	763	922
Other	664	443
Total deferred tax assets	$12,411	$15,048
Valuation allowance	(7,934)	(11,933)
Total deferred tax assets, net of valuation allowance	$4,477	$3,115
Deferred tax liabilities:
Prepaid expenses	111	131
Deferred commissions	450	305
Internally-developed software	104	237
Lease assets	717	884
Fixed assets	270	383

Total deferred tax liabilities	$1,652	$1,940

Total net deferred tax asset	$2,825	$1,175

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$148	$44	Indefinite
Bermuda	63	—	N/A
China	606	151	2024-2026
Colombia	1,654	496	Indefinite
Cyprus	1,371	171	2026
Gibraltar	216	—	Indefinite
Mexico	6,313	1,894	2022-2028
Norway	310	68	Indefinite
Russia	8	2	Indefinite
Singapore	147	25	Indefinite
South Africa	646	181	Indefinite
Sweden	456	94	Indefinite
Switzerland	6,765	622	2022-2028
Taiwan	3,422	684	2022-2031
Ukraine	9	2	Indefinite
United Kingdom	339	64	Indefinite
United States - State	13,574	812	2022-Indefinite

We have U.S. foreign tax credit carryforwards of $3.4 million as of December 31, 2021, which will begin to expire in 2024. The Company maintains a valuation allowance of $2.7 million against its foreign tax credit carryforwards.

At December 31, 2021 and 2020, the Company’s valuation allowance was $7.9 million and $11.9 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in millions):

Country	2021	2020
Australia	$—	$0.2
China	0.5	0.4
Colombia	0.5	0.6
Cyprus	0.2	0.2
Mexico	1.9	3.1
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.5	0.5
Taiwan	0.6	1.1
United States	3.4	5.5
Total	$7.9	$11.9

U.S. Tax
Deferred tax assets (liabilities) are classified in the accompanying Consolidated Balance Sheets at December 31 as follows (in thousands):

	2021	2020
Deferred tax assets	$2,828	$1,178
Deferred tax liabilities	(3)	(3)
Net deferred tax assets	$2,825	$1,175

As of December 31, 2021, the Company had no unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Balance as of January 1	$79	$79
Additions for tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years	—	—
Settlements	(79)	—
Balance as of December 31	$—	$79

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2021, the Company had no accrued interest and penalties in the consolidated balance sheet or the consolidated statement of operations. As of December 31, 2020, the Company had accrued interest and penalties of $0.1 million in the consolidated balance sheet, of which $11 thousand were expensed in the consolidated statement of operations. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding the timing of any examinations, the Company does not expect its unrecognized tax benefits to decrease during the next twelve months.

The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. As of December 31, 2021, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2013-2020
Japan	2017-2020
Republic of Korea	2017-2020
Switzerland	2017-2020
United States	2018-2020
The IRS has opened an audit for tax year 2019. Audit work has not yet been scheduled so it is impossible to estimate any additional tax liability or penalty that could result from the audit. We have not accrued a liability related to this audit at this time.

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES
The Company made cash donations of $0.6 million to the M5M Foundation for each of the years ended December 31, 2021 and December 31, 2020. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:
•Al Bala, the Company’s CEO and President;
•Chris Simons, the Company’s Regional Vice President EMEA; and
•Landen Fredrick, the Company's Chief Sales and Marketing Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.
We paid employment compensation of approximately $375,000 and $407,000 in 2021 and 2020, respectively, for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Landen Fredrick is the son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective November 12, 2019, Landen Fredrick was promoted from Chief Global Sales Officer and President, North America to Chief Sales & Marketing Officer. Mr. Fredrick had served as Chief Global Sales Officer and President, North America since January 1, 2018. Prior to that, Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016, as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves as Chairman of the Board of the M5M Foundation.
Mr. Kevin Robbins is a member of the Company's Board of Directors, serving on the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He has also consulted on the associate commission plan in the past, but did not do so during the years ended December 31, 2021 and 2020 . In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2021 and 2020, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $1.8 million and $1.9 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million in each of 2021 and 2020. The aggregate amount of commission and incentives paid in 2021 and 2020 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.6 million and $1.7 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.
Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in each of 2021 and 2020. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS
Employee Retirement Plan
Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2021 and 2020, the Company contributed approximately $0.3 million and $0.2 million to the 401(k) Plan for matching contributions, respectively.
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

Projected benefit obligation:	2021	2020
Balance, beginning of year	$370	$319
Service cost	49	47
Interest cost	1	1
Liability (gain) loss	(4)	6
Benefits paid to participants	(171)	(30)
Special termination benefit	—	8
Foreign currency	(32)	19
Balance, end of year	$213	$370

Plan assets:	2021	2020
Fair value, beginning of year	$—	$—
Company contributions	171	30
Benefits paid to participants	(171)	(30)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2021	2020
Benefit obligation	$(213)	$(370)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(213)	$(370)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2021	2020
Accrued benefit liability	$(213)	$(370)
Transition obligation and unrealized gain	(137)	(194)
Net amount recognized in the consolidated balance sheets	$(350)	$(564)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2021	2020
Net periodic cost	$7	$10
Current year actuarial (gain) loss	(4)	6
Amortization of transition obligation	(4)	(4)
Total recognized in other comprehensive income (loss)	(8)	2
Total recognized in comprehensive income	$(1)	$12

	As of December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2021	2020
Transition obligation	$49	$62
Prior service cost	84	139
Net actuarial gain (loss)	4	(7)
Total recognized in accumulated other comprehensive gain	$137	$194

Estimated amounts of amortized transition obligation (in thousands):	2021	2020
Transition obligation	$(4)	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2021	2020
Projected benefit obligation	$213	$370
Accumulated benefit obligation	213	370
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2021	2020
Discount rate	0.20%	0.20%
Rate of increase in compensation levels	—	—

Components of Expense
Service Cost for the Benefit Plan is included within selling and administrative expenses and all other items noted in the table below (Interest Cost, Amortization of Transition Obligation, and Prior Service Cost) are included within other (expense) income, net. Pension costs, which are included within Consolidated Statement of Operations are detailed below for the years ended December 31 (in thousands):

	2021	2020
Service cost	$49	$47
Interest cost	1	1
Amortization of transition obligation	4	4
Gain (loss)	(4)	(6)
Special termination	—	8
Prior service cost	(43)	(44)
Total pension expense	$7	$10

Estimated Benefits and Contributions
The Company expects to contribute approximately $25,000 to the Benefit Plan in 2022. As of December 31, 2021, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2022	$25
2023	19
2024	14
2025	31
2026	34
Next five years	296
Total expected benefits to be paid	$419

NOTE 10: STOCK BASED COMPENSATION
Summary of Stock Plan
The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2021, the Company had a total of 144,155 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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
A summary of changes in stock options outstanding during the year ended December 31, 2021, is as follows:

	2021
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	306	$16.07
Granted	10	25.66
Exercised	(58)	14.51
Expired	(14)	11.40
Forfeit	—	—
Outstanding at end of year	244	$17.10	5.01	$5,174
Options exercisable at year end	236	$16.86	4.86	$5,054

During 2021, the Company issued 58,483 new shares upon the exercise of options and granted 10,000 new options to management and members of the Board. Options exercised during the year ending December 31, 2021 and December 31, 2020 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of $1.2 million and $0.1 million, respectively. Non-vested shares at each of December 31, 2021 and 2020 were approximately 8,336.

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
The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the compensation expense and the calculated fair value of stock options granted each year:

	2021	2020
Dividend yield:	2.4%	3.0%
Risk-free interest rate:	0.7%	0.3%
Expected market price volatility:	56.7%	52.5%
Average expected life of stock options:	4.5 years	4.5 years
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $6.77 and $4.00 per share, respectively. The total fair value of awards vested during the years ended December 31, 2021 and 2020 was less than $0.1 million and $0.3 million, respectively.
The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Selling, general and administrative expenses and income from operations before income taxes	$50	$124
Benefit for income taxes	(12)	(9)
Effect on net income	$38	$115
As of December 31, 2021, the Company had less than $0.1 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2022	$26	$6	$20
2023	10	2	8
	$36	$8	$28

NOTE 11: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. In November 2016, the Company entered into a four-year supply agreement to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract from Natural Aloe de Costa Rica, S.A. The agreement changed from a 2 year auto-renew to 1 year and extended until November 2022 with a 6 month transition period. As of December 31, 2021, the Company is required to purchase an aggregate of $4.8 million through 2022. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements
The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of less than $0.1 million for the year ended December 31, 2021 and $0.1 million for the year ended December 31, 2020.

Employment Agreements
The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2021, the Company would continue to be indebted to the executives for $0.6 million, payable through 2022.

Korean Customs Audit
In November, 2021, the Busan Custom Office began an audit of the Korean customs values and while the audit continues, we have booked a $0.6 million charge to Other Operating Expenses for the most probable outcome. As we process commissions monthly, Mannatech Korea receives from Mannatech Inc. payments for members’ commissions and these intercompany payments are settled by way of netting set-off with other transactions. We are seeking an official ruling from the Ministry of Economy and Finance involving the netting of receivables / payables in foreign currency between a Korean resident and a non-resident and whether this should be reported to the Bank of Korea or a designated foreign exchange bank under compliance with the Foreign Exchange Transactions Act ("FETA") of Korea. If it is confirmed in the ruling that the above transactions are subject to the advance reporting requirement under the FETA, there is a possibility of a penalty for the violation.

NOTE 12: LITIGATION
Litigation - Product Liability
Hong Wang v. Beili Guan, MTEX Hong Kong Limited, and Mannatech, Incorporated, Case No. 2020-Jin-0116-Civil-7655, Binhai New District Court, Tianjin, China
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
On April 7, 2021, the Company received service of process of the above-captioned matter. The claims that the Plaintiff alleges against the Company are the same as those against MTEX Hong Kong. The Company has engaged the same counsel as above to defend this case. The Company filed a motion objecting to the court’s jurisdiction on April 22, 2021. MTEX Hong Kong and the Company received the court’s ruling rejecting the objection on jurisdiction on June 15, 2021 and June 21, 2021, respectively. Both entities filed a petition to appeal. On October 14, 2021, the District Appellate Court issued a decision to uphold the jurisdiction. The final hearing for the case was held on December 17, 2021, where each party presented their respective arguments. On December 29, 2021, the court issued judgment and decided in favor of the Company and MTEX Hong Kong. On March 9, 2022, the Company and MTEX Hong Kong received notice from counsel that the Plaintiff appealed to the Tianjin Intermediate Court. A hearing date has not yet been set.
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
    The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at December 31, 2021.

NOTE 13: SHAREHOLDERS’ EQUITY
Preferred Stock
On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock
On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan. In August of 2016, and December of 2017, the Company's Board of Directors authorized the Company to repurchase up to $0.5 million, respectively, of the Company's outstanding common shares in open market transactions. In August of 2018 and November of 2018, the Company's Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of the Company's common stock to be repurchased in the open market. In December of 2019, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through March 1, 2020. In August 2020, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through August 16, 2021. As of August 8, 2017, the total number of shares purchased in the open market under the June 2004 Plan was 112,672, and the maximum number of remaining shares available for repurchase under the June 2004 Plan was 19,084. As of December 31, 2021, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

On May 28, 2021, the Company commenced a cash tender offer to purchase up to 211,538 of its outstanding common stock, at a per share price of $26.00 per share to each seller in cash, less any applicable withholding taxes and without interest (the "tender offer"). The tender offer expired on June 25, 2021. As a result of the tender offer, the Company accepted for purchase a total of 171,433 shares of its common stock, which were properly tendered and not properly withdrawn at the price of $26.00 per share, for an aggregate purchase price of $4.5 million, which was funded from cash on hand. These shares of common stock represented approximately 8.31% of the Company's total outstanding shares as of April 30, 2021.
    During the year ended December 31, 2021, the Company repurchased 200,115 shares of its common stock, which includes the 171,433 shares of its common stock repurchased pursuant to the tender offer, at an average price of $26.76. During the year ended December 31, 2020, the Company repurchased 351,581 shares of its common stock, which included 294,117 shares repurchased pursuant to the 2020 tender offer, at an average price of $17.79.

Equity-Based Compensation
During 2021, 58,483 shares were issued for stock option exercises and a total of 11,238 shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2019	$3,435	$322	$3,757
Current-period change before reclassifications	1,358	—	1,358
Amounts reclassified from accumulated other comprehensive income (loss)	—	54	54
Income tax provision	—	(19)	(19)
Balance as of December 31, 2020	$4,793	$357	$5,150
Current-period change before reclassifications	(2,832)	—	(2,832)
Amounts reclassified from accumulated other comprehensive income (loss)	—	37	37
Income tax provision	—	(13)	(13)
Balance as of December 31, 2021	$1,961	$381	$2,342

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
On November 22, 2021, the Board declared a dividend of $1.70 per share that was paid on December 29, 2021 to shareholders of record on December 15, 2021, for an aggregate amount of $3.3 million. This dividend combined the quarterly dividend amount of $0.20 per share with a special dividend amount of $1.50 per share.
During the year ended December 31, 2021, the Company declared and paid dividends amounting to an aggregate of $4.3 million. During the year ended December 31, 2020, the Company declared and paid dividends amounting to an aggregate of $3.3 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE
 The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.
In determining the potential dilution effect of outstanding stock options during 2021, the Company used the average common stock close price of $27.36 per share. For the year ended December 31, 2021, there were 1.99 million weighted-average common shares outstanding used for the basic EPS calculation. For the year ended December 31, 2021, approximately 0.10 million shares subject to options were included in the calculation resulting in 2.09 million dilutive shares used to calculate diluted EPS. For the year ended December 31, 2021, approximately 0.1 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.
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
Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2021		2020
Americas	$46.8	29.3%	$44.9	29.7%
Asia/Pacific	97.7	61.1%	92.1	60.8%
EMEA	15.3	9.6%	14.4	9.5%
Total	$159.8	100.0%	$151.4	100.0%

	2021	2020
Consolidated product sales	$151.0	$146.2
Consolidated pack sales and associate fees	8.0	4.2
Consolidated other	0.8	1.0
Total	$159.8	$151.4

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2021	2020
Americas	$3.8	$4.4
Asia/Pacific	0.4	1.0
EMEA	—	—
Total	$4.2	$5.4

    Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2021	2020
Americas	$5.7	$5.8
Asia/Pacific	4.7	5.7
EMEA	1.6	1.3
Total	$12.0	$12.8