Form 10-Q
period 2022-03-31
MANNATECH INC
filed 2022-05-13
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR
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
Yes  ☐ No ☒

As of April 30, 2022, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,949,716.

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
Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
•the impact of the outbreak of the novel coronavirus ("COVID-19") pandemic, the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus;
•the current conflict between Russia and Ukraine, which could adversely affect our business in certain regions;
•the impact of inflation;
•disruptions in the supply chain;
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2022 (unaudited)	December 31, 2021
Cash and cash equivalents	$23,359	$24,185
Restricted cash	944	944
Accounts receivable, net of allowance of $991 and $987 in 2022 and 2021, respectively	91	90
Income tax receivable	385	342
Inventories, net	12,591	12,020
Prepaid expenses and other current assets	3,798	2,888
Deferred commissions	3,103	2,369
Total current assets	44,271	42,838
Property and equipment, net	2,591	2,882
Construction in progress	1,507	1,357
Long-term restricted cash	503	503
Other assets	9,528	9,220
Deferred tax assets, net	2,740	2,825
Total assets	$61,140	$59,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$60	$68
Accounts payable	5,122	3,969
Accrued expenses	8,407	9,224
Commissions and incentives payable	9,629	9,611
Taxes payable	1,756	2,154
Current notes payable	608	205
Deferred revenue	6,617	4,867
Total current liabilities	32,199	30,098
Finance leases, excluding current portion	69	66
Other long-term liabilities	5,142	5,049
Total liabilities	37,410	35,213

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,949,716 shares outstanding as of March 31, 2022 and 2,742,857 shares issued and 1,940,687 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	33,359	33,277
Retained earnings	7,452	7,708
Accumulated other comprehensive income	1,669	2,342
Treasury stock, at average cost, 793,141 shares as of March 31, 2022 and 802,170 shares as of December 31, 2021	(18,750)	(18,915)
Total shareholders’ equity	23,730	24,412
Total liabilities and shareholders’ equity	$61,140	$59,625

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2022	2021
Net sales	$32,384	$38,319
Cost of sales	7,091	7,222
Gross profit	25,293	31,097

Operating expenses:
Commissions and incentives	13,108	15,598
Selling and administrative expenses	6,909	7,111
Depreciation and amortization expense	332	510
Other operating costs	4,909	5,089
Total operating expenses	25,258	28,308

Income from operations	35	2,789
Interest income, net	15	22
Other income (expense), net	85	(282)
Income before income taxes	135	2,529

Income tax provision	(1)	(335)
Net income	$134	$2,194

Earnings per common share:
Basic	$0.07	$1.06
Diluted	$0.06	$1.04

Weighted-average common shares outstanding:
Basic	1,947	2,071
Diluted	2,074	2,116

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$134	$2,194
Foreign currency translations	(673)	(1,356)
Comprehensive (loss) income	$(539)	$838

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—		22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

Balance at January 1, 2021	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net income	—	—	2,194	—	—	2,194
Payment of cash dividends	—	—	(333)	—	—	(333)
Charge related to stock-based compensation	—	6	—	—	—	6
Issuance of unrestricted shares	—	(44)	—	—	254	210
Repurchase of common stock	—	—	—	—	(350)	(350)
Foreign currency translations	—	—	—	(1,356)	—	(1,356)
Balance at March 31, 2021	$—	$33,757	$4,074	$3,794	$(15,282)	$26,343

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134	$2,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	510
Non-cash operating lease expense	473	483
Provision for inventory losses	126	162
Provision for doubtful accounts	(13)	74
Loss on disposal of assets	—	37
Charge related to stock-based compensation	247	216
Deferred income taxes	85	142
Changes in operating assets and liabilities:
Accounts receivable	12	(113)
Income tax receivable	(43)	471
Inventories	(697)	(960)
Prepaid expenses and other current assets	(382)	(171)
Deferred commissions	(734)	123
Other assets	(100)	660
Accounts payable	1,153	39
Accrued expenses	(1,476)	(1,316)
Other liabilities	93	(858)
Taxes payable	(398)	(149)
Commissions and incentives payable	18	806
Deferred revenue	1,750	316
Net cash provided by operating activities	580	2,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(191)	(124)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(350)
Payment of cash dividends	(390)	(333)
Repayment of notes payable and finance lease liabilities	(152)	(362)
Net cash used in financing activities	(542)	(1,045)
Effect of currency exchange rate changes on cash and cash equivalents	(673)	(1,348)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(826)	149
Cash, cash equivalents, and restricted cash at the beginning of the period	25,632	27,497
Cash, cash equivalents, and restricted cash at the end of the period	$24,806	$27,646

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$303	$19
Interest paid on finance leases and other financing arrangements	4	9
Assets acquired through other financing arrangements	528	—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	659	32
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	22	—
Treasury shares exchanged for stock options exercised	22	—

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

Active business building associates ("independent associates" or "associates" or "distributors") and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2021 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 15, 2022 (the “2021 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2021 Annual Report.

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

While the conditions described above are expected to be temporary, prolonged workforce disruptions, disruption in our supply chain or potential decreases in consumer demands may negatively impact sales in fiscal year 2022 and the Company’s overall liquidity. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2022 and December 31, 2021, credit card receivables were $2.7 million and $1.2 million, respectively. As of March 31, 2022 and December 31, 2021, cash and cash equivalents held in bank accounts in foreign countries totaled $19.6 million and $22.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $21.1 million and $20.1 million at March 31, 2022 and December 31, 2021, respectively. In addition, for the three months ended March 31, 2022 and 2021, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of March 31, 2022 and December 31, 2021, our total restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	$24,185	$22,207
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	503	4,346
Cash, cash equivalents, and restricted cash at beginning of period	$25,632	$27,497

Cash and cash equivalents at end of period	$23,359	$24,185
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	503	503
Cash, cash equivalents, and restricted cash at end of period	$24,806	$25,632

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2022 and December 31, 2021, receivables consisted primarily of amounts due from preferred customers and associates. At each of March 31, 2022 and December 31, 2021, the Company's accounts receivable balance (net of allowance) were $0.1 million. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of March 31, 2022 and December 31, 2021, the Company held an allowance for doubtful accounts of $1.0 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of March 31, 2022 and December 31, 2021, other assets were $9.5 million and $9.2 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $4.8 million and $4.6 million as of March 31, 2022 and December 31, 2021, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $2.1 million and $1.9 million as of March 31, 2022 and December 31, 2021, respectively. Additionally, included in each of the March 31, 2022 and December 31, 2021 balances was $2.4 million, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the March 31, 2022 and December 31, 2021 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of March 31, 2022 and December 31, 2021, accrued expenses were $8.4 million and $9.2 million, respectively. These amounts primarily consisted of $1.5 million and $2.4 million representing employee benefits, which included accrued wages, bonus and severance as of March 31, 2022 and December 31, 2021, respectively. Also included in the March 31, 2022 and December 31, 2021 balances were non-inventory accrued liabilities of $3.0 million and $3.4 million, respectively. Additionally, included in each of the March 31, 2022 and December 31, 2021 balances was $1.5 million for the current portion of operating lease liabilities. At March 31, 2022 and December 31, 2021, also included in the balances were $0.9 million and $1.0 million for accrued auditing and accounting fees, respectively. At March 31, 2022 and December 31, 2021, other accrued expenses were $1.5 million and $0.9 million, respectively.

Notes Payable

Notes payable were $0.6 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. As of March 31, 2022 and December 31, 2021, the current portion was $0.6 million and $0.2 million, respectively.

Other Long-Term Liabilities

Other long-term liabilities were $5.1 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the balance is primarily composed of long-term operating lease obligations of $4.4 million and $4.3 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of March 31, 2022 and December 31, 2021, accrued restoration costs related to these leases amounted to $0.3 million. At each of March 31, 2022 and December 31, 2021, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2021 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million for the year ended December 31, 2021. Of this balance, $1.8 million was amortized to commissions expense for the three months ended March 31, 2022. At March 31, 2022, deferred commissions were $3.1 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2021, the Company’s deferred revenue was $4.9 million. Of this balance, $3.5 million was recognized as revenue for the three months ended March 31, 2022. At March 31, 2022, the Company’s deferred revenue was $6.6 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at March 31, 2022 and December 31, 2021 was $4.2 million and $4.3 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(941)
Loyalty points used	(2,422)
Loyalty points vested	2,190
Loyalty points unvested	1,055
Loyalty deferred revenue as of March 31, 2022	$4,174

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. For the three months ended March 31, 2022 our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	179
Adjustment related to sales made in prior periods	(12)
Actual returns or credits related to current period	(129)
Actual returns or credits related to prior periods	(39)
Sales reserve as of March 31, 2022	$54

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
At March 31, 2022, certain product sales that were shipped from warehouses were held in-transit at customs in the Asia/Pacific market. Mannatech specifically identified the orders held and deferred $0.9 million revenue, as well as $0.5 million commissions and $0.1 million freight costs related to these orders.
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$3,253	$3,271
Finished goods	9,739	9,196
Inventory reserves for obsolescence	(401)	(447)
Total	$12,591	$12,020

NOTE 3: INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 0.7% and 13.3%, respectively. For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2022 was different from the federal statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

The effective tax rate for the three months ended March 31, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 4: EARNINGS PER SHARE

    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).

    In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2022 and 2021, the Company used the quarterly average common stock close price of $35.97 and $18.25 per share, respectively.

For the three months ended March 31, 2022, there were 1.95 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2022, approximately 0.12 million shares subject to options were included in the calculation resulting in 2.07 million dilutive shares used to calculate diluted EPS. For the three months ended March 31, 2022, no shares were excluded from the diluted EPS calculation.

For the three months ended March 31, 2021, there were 2.07 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2021, approximately 0.05 million shares subject to options were included in the calculation resulting in 2.12 million dilutive shares used to calculate diluted EPS. For the three months ended March 31, 2021, approximately 0.1 million of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2022, the Company had a total of 138,083 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2022 and 2021, the Company granted no stock options. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2022	2021
Total gross compensation expense	$7	$6
Total tax benefit associated with compensation expense	2	1
Total net compensation expense	$5	$5

As of March 31, 2022, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2022	Years ending December 31,
		2023	2024
Total gross unrecognized compensation expense	$19	$10
Tax benefit associated with unrecognized compensation expense	5	2
Total net unrecognized compensation expense	$14	$8	$—

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

There were no shares repurchased during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company repurchased 19,039 additional shares of its common stock outstanding at an average price of $18.38.

As of March 31, 2022, the Company had 1,949,716 shares of common stock outstanding. As of March 31, 2021, the Company had 2,063,280 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2021	$1,961	$381	$2,342
Current-period change (1)	(673)	—	(673)
Balance as of March 31, 2022	$1,288	$381	$1,669

(1) No material amounts reclassified from accumulated other comprehensive income.

Dividends

On March 4, 2022, the Board declared a dividend of $0.20 per share that was paid on March 30, 2022 to shareholders of record on March 16, 2022, for an aggregate amount of $0.4 million.

.

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
On April 7, 2021, the Company received service of process of the above-captioned matter. The claims that the Plaintiff alleges against the Company are the same as those against MTEX Hong Kong. The Company has engaged the same counsel as above to defend this case. The Company filed a motion objecting to the court’s jurisdiction on April 22, 2021. MTEX Hong Kong and the Company received the court’s ruling denying the motion on lack of jurisdiction on June 15, 2021 and June 21, 2021, respectively. Both entities filed a petition to appeal. On October 14, 2021, the District Appellate Court issued a decision to uphold the jurisdiction. The final hearing for the case was held on December 17, 2021. On December 29, 2021, the court issued its judgment in favor of the Company and MTEX Hong Kong. On March 9, 2022, the Company and MTEX Hong Kong received notice that the Plaintiff appealed to the Tianjin Intermediate Court. A hearing was held on April 14, 2022. On April 20, 2022, the Tianjin Intermediate Court issued a judgment affirming the lower court’s decision. MTEX Hong Kong and the Company consider this matter closed.

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
The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at March 31, 2022.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2021 Annual Report.

    As of March 31, 2022, the Company had net operating lease right-of-use (“ROU”) assets of $4.8 million and net finance lease right-of-use assets of $0.2 million. At March 31, 2022, our operating lease liabilities were $5.9 million and our finance lease liabilities were $0.1 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2022 were 4.5 years and 4.1%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2022 were 2.6 years and 5.1%, respectively. The Company's lease discount rates are generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company's leases cannot be readily determined.

    As of March 31, 2022 and December 31, 2021 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2022	December 31, 2021
Right-of-use assets
Operating leases	Other assets	$4,836	$4,625
Finance leases	Property and equipment, net	174	180
Total right-of-use assets		$5,010	$4,805

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,527	$1,493
Finance leases	Current portion of finance leases	60	68
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	4,386	4,318
Finance leases	Finance leases, excluding current portion	70	66
Total lease liabilities		$6,043	$5,945

As of March 31, 2022 the Company's minimum future lease payments on operating and financing leases were as follows (in thousands):

	March 31, 2022
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2022	1,351	51
2023	1,356	52
2024	1,338	27
2025	947	6
2026	707	5
Thereafter	919	1
Total minimum lease payments	$6,618	$142
Imputed interest	(704)	(13)
Present value of minimum lease payments	$5,914	$129

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2022.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2022 and December 31, 2021.

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$—	$—	$—	$—
Interest bearing deposits – various banks	7,719	—	—	7,719
Total assets	$7,719	$—	$—	$7,719
Amounts included in:
Cash and cash equivalents	$6,862	$—	$—	$6,862
Restricted cash	680	—	—	680
Long-term restricted cash	177	—	—	177
Total	$7,719	$—	$—	$7,719

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	7,838	—	—	7,838
Total assets	$7,838	$—	$—	$7,838
Amounts included in:
Cash and cash equivalents	$6,986	$—	$—	$6,986
Restricted cash	680	—	—	680
Long-term restricted cash	172	—	—	172
Total	$7,838	$—	$—	$7,838

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

The Company operates facilities in eleven countries and sells product in twenty-five countries around the world. These facilities are located in the United States, Canada, Australia, the Netherlands, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong and China. Each facility services different geographic areas. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2022		2021
Americas	$10.3	30.0%	$11.0	28.7%
Asia/Pacific	19.1	60.0%	23.5	61.4%
EMEA	3.0	10.0%	3.8	9.9%
Totals	$32.4	100.0%	$38.3	100.0%

	Three Months Ended March 31,
	2022	2021
Consolidated product sales	$30.8	$35.9
Consolidated pack sales and associate fees	1.3	2.2
Consolidated other	0.3	0.2
Consolidated total net sales	$32.4	$38.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2022 and December 31, 2021, reside in the following regions, as follows (in millions):

Region	March 31, 2022	December 31, 2021
Americas	$3.8	$3.8
Asia/Pacific	0.3	0.4
EMEA	—	—
Total	$4.1	$4.2

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2022	December 31, 2021
Americas	$5.5	$5.7
Asia/Pacific	5.3	4.7
EMEA	1.8	1.6
Total	$12.6	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2022 as compared to the same period in 2021, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2021 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW
The Company is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
We conduct our business as a single operating segment and primarily sell our products through a network of approximately 157,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
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

Current Economic Conditions and Recent Developments
Overall net sales decreased $5.9 million, or 15.5%, to $32.4 million, during the three months ended March 31, 2022, as compared to the same period in 2021. For the three months ended March 31, 2022, our net sales decreased 11.5% on a Constant dollar basis (see Non-GAAP Measures, below); foreign exchange during the three months ended March 31, 2022 decreased GAAP net sales by $1.5 million, as compared to the same period in 2021. For the three months ended March 31, 2022 and 2021, our operations outside of the Americas accounted for approximately 68.2% and 71.3%, respectively, of our consolidated net sales.
During the three months ended March 31, 2022, supply chain constraints impacted sales. As a result, we had to postpone planned sales promotions as we were sourcing and shipping product. Also, we defer revenue of orders shipped but not received by customers.
The number of product orders decreased by 6.0% to 189,700 for the three months ended March 31, 2022, as compared to 201,729 during the same period in 2021. For the three months ended March 31, 2022, the average product order value decreased 4.3%, to $179, as compared to $187 for the same period in 2021.
The average value of packs and associate fees decreased to $55 for the first quarter of 2022, as compared to $99 for the same period in 2021, because last year we were able to sell more upgrade packs in the Asia/Pacific region. This year we had to postpone a promotion in that region due to supply chain constraints.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021		Change from 2021 to 2022
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$32,384	100.0%	$38,319	100.0%	$(5,935)	(15.5)%
Cost of sales	7,091	21.9%	7,222	18.8%	(131)	(1.8)%
Gross profit	25,293	78.1%	31,097	81.2%	(5,804)	(18.7)%

Operating expenses:
Commissions and incentives	13,108	40.5%	15,598	40.7%	(2,490)	(16.0)%
Selling and administrative expenses	6,909	21.3%	7,111	18.6%	(202)	(2.8)%
Depreciation and amortization expense	332	1.0%	510	1.3%	(178)	(34.9)%
Other operating costs	4,909	15.2%	5,089	13.3%	(180)	(3.5)%
Total operating expenses	25,258	78.0%	28,308	73.9%	(3,050)	(10.8)%
Income from operations	35	0.1%	2,789	7.3%	(2,754)	(98.7)%
Interest income	15	—%	22	0.1%	(7)	(31.8)%
Other income (expense), net	85	0.3%	(282)	(0.7)%	367	(130.1)%
Income before income taxes	135	0.4%	2,529	6.6%	(2,394)	(94.7)%
Income tax (provision)	(1)	—%	(335)	(0.9)%	334	(99.7)%
Net income	$134	0.4%	$2,194	5.7%	$(2,060)	(93.9)%

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

Three-month period ended (in millions, except percentages)	March 31, 2022		March 31, 2021	Constant $ Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$32.4	$33.9	$38.3	$(4.4)	(11.5)%
Product	30.8	32.2	35.9	(3.7)	(10.3)%
Pack sales and associate fees	1.3	1.4	2.2	(0.8)	(36.4)%
Other	0.3	0.3	0.2	0.1	50.0%
Gross profit	25.3	26.4	31.1	(4.7)	(15.1)%
Income from operations	—	0.2	2.8	(2.6)	(92.9)%

Net Sales

Consolidated net sales for the three months ended March 31, 2022 decreased by $5.9 million, or 15.5%, to $32.4 million as compared to $38.3 million for the same period in 2021.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales

Consolidated net sales by region for the three months ended March 31, 2022 and 2021 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Americas	$10.3	30.0%	$11.0	28.7%
Asia/Pacific	19.1	60.0%	23.5	61.4%
EMEA	3.0	10.0%	3.8	9.9%
Total	$32.4	100.0%	$38.3	100.0%

For the three months ended March 31, 2022, net sales in the Americas decreased by $0.7 million, or 6.4%, to $10.3 million, as compared to $11.0 million for the same period in 2021. This decrease was primarily due to a 9.1% decrease in the number of active independent associates and preferred customers, which was partially offset by a 3.0% increase in revenue per active independent associate and preferred customer. Over the three months ended March 31, 2022, we fulfilled 61,369 product orders in the Americas, a decrease of 4,801, or 7.3%, over the same period in 2021.

For the three months ended March 31, 2022, our operations outside of the Americas accounted for approximately 68.2% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 71.3% of our consolidated net sales.

For the three months ended March 31, 2022, Asia/Pacific net sales decreased by $4.4 million, or 18.7%, to $19.1 million, as compared to $23.5 million for the same period in 2021. During the three months ended March 31, 2022, supply chain constraints impacted sales. We had to postpone planned sales promotions as we were sourcing and shipping product. During the three months ended March 31, 2022 the rate of COVID-19 deaths increased in Hong Kong, and we have deferred $0.9 million revenue for orders shipped but not received by customers. The result was a 6.0% decrease in revenue per active independent associate and preferred customer and a 13.6% decrease in the number of active independent associates and preferred customer. Over the three months ended March 31, 2022, we fulfilled 90,656 product orders in the Asia/Pacific region, an increase of 636, or 0.7%, over the same period in 2021. Foreign currency exchange had the effect of decreasing revenue by $1.4 million for the three months ended March 31, 2022, as compared to the same period in 2021. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended March 31, 2022, EMEA net sales decreased by $0.8 million, or 21.1%, to $3.0 million, as compared to $3.8 million for the same period in 2021. The decrease was primarily due to a 27.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 9.5% increase in revenue per active independent associate and preferred customer. Over the three months ended March 31, 2022, we fulfilled 37,675 product orders in the EMEA region, a decrease of 7,864, or 17.3%, over the same period in 2021. We believe the war in the Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the three-month period ending March 31, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

Our total sales and sales mix could be influenced by any of the following:
•the impact of the COVID-19 pandemic, the availability and effectiveness of vaccines on a widespread basis and the impact of any mutations of the virus;
•the current conflict between Russia and Ukraine, which could adversely affect our business in certain regions;
•the impact of inflation;
•disruptions in the supply chain;
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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$30.8	$35.9	$(5.1)	(14.2)%
Consolidated pack sales and associate fees	1.3	2.2	(0.9)	(40.9)%
Consolidated other	0.3	0.2	0.1	50.0%
Total consolidated net sales	$32.4	$38.3	$(5.9)	(15.4)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended March 31, 2022 decreased by $5.1 million, or 14.2%, as compared to the same period in 2021. The decrease in product sales was primarily due to the decrease in the average order value. The average order value for the three months ended March 31, 2022 was $179, as compared to $187 for the same period in 2021. The number of orders processed during the three months ended March 31, 2022 decreased by 6.0%, to 189,700, as compared to 201,729 for the same period in 2021.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three months ended March 31, (in millions, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.2	2.1	(0.9)	(42.9)%
Total	$1.3	$2.2	$(0.9)	(40.9)%

    Total pack sales and associate fees for the three months ended March 31, 2022 decreased by $0.9 million, or 40.9%, to $1.3 million, as compared to $2.2 million for the same period in 2021. The average value of packs and associate fees decreased to $55 for the first quarter of 2022, as compared to $99 for the same period in 2021, because last year we were able to sell more upgrade packs in the Asia/Pacific region. This year we had to postpone a promotion in that region due to supply chain constraints. The total number of packs and associate fees sold increased by 1,595, or 7.2%, to 23,730 for the three months ended March 31, 2022, as compared to the same period in 2021.
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

During 2021 and continuing into 2022, we took the following actions to recruit and retain associates and preferred customers:
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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2022 and 2021 were as follows:

	2022		2021
New	83,000	52.9%	84,000	44.9%
Continuing	74,000	47.1%	103,000	55.1%
Total	157,000	100.0%	187,000	100.0%

Recruitment of new independent associates and preferred customers decreased by 5.1% to 18,542 in the first quarter of 2022 from 19,538 in the first quarter of 2021.

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

For the three months ended March 31, 2022 and 2021, other sales were $0.3 million and $0.2 million, respectively.

Gross Profit

For the three months ended March 31, 2022, gross profit decreased by $5.8 million, or 18.7%, to $25.3 million, as compared to $31.1 million for the same period in 2021. For the three months ended March 31, 2022, gross profit as a percentage of net sales decreased to 78.1%, as compared to 81.2% for the same period in 2021 as costs have risen along our supply chain.

Commissions and Incentives

Commission expenses for the three months ended March 31, 2022 decreased by 17.3%, or $2.6 million, to $12.3 million, as compared to $14.9 million for the same period in 2021. For the three months ended March 31, 2022, commissions as a percentage of net sales decreased to 38.0% from 38.9% for the same period in 2021.

Incentive costs for the three months ended March 31, 2022 increased to $0.8 million, as compared to $0.7 million for the same period in 2021. For the three months ended March 31, 2022, incentives as a percentage of net sales increased to 2.5% from 1.8% for the same period in 2021.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2022, selling and administrative expenses decreased by $0.2 million, or 2.8%, to $6.9 million, as compared to $7.1 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $0.1 million decrease in contract labor costs and a $0.1 million decrease in marketing costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2022 increased to 21.3% from 18.6% for the same period in 2021.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended March 31, 2022, other operating costs decreased by $0.2 million, or 3.5%, to $4.9 million, as compared to $5.1 million for the same period in 2021. For the three months ended March 31, 2022, other operating costs as a percentage of net sales increased to 15.2% from 13.3% for the same period in 2021. The decrease in operating costs was primarily due to a $0.2 million decrease in legal and consulting fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2021, other expense was $0.3 million.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three months ended March 31:

Country	2022	2021
Australia	30.0%	30.0%
Canada	26.5%	26.5%
China(1)	2.5%	5.0%
Colombia(2)	35.0%	31.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar(3)	12.5%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Netherlands(4)	25.8%	—%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(5)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	20.6%
Switzerland(6)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(7)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(8)	22.2%	23.8%
(1)For 2021 and 2022, the Company qualifies for reduced tax rates of 5% and 2.5%, respectively, in China as a Small Low Profit Enterprise.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintains the legal entity, Mannatech Colombia SAS.
(3)For 2021, the Company will pay taxes at 10% for Gibraltar earnings until August 1, 2021, and 12.5% from August 1,2021 onward.
(4)On September 13, 2021, the Company established a legal entity in the Netherlands called Mannatech Netherlands B.V.
(5)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(6)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(7)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(8)Includes blended state effective rate of 1.2% for 2022 and 2.8% for 2021 in addition to U.S federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 0.7% and 13.3%, respectively.

The effective tax rates for the three months ended March 31, 2022 were different from the federal statutory rate due primarily to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

The effective tax rate for the three months ended March 31, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2022, our cash and cash equivalents decreased by 3.4%, or $0.8 million, to $23.4 million from $24.2 million as of December 31, 2021. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of March 31, 2022 and December 31, 2021. The long-term portion of restricted cash balances were $0.5 million and $3.1 million at March 31, 2022 and 2021, respectively. Finally, fluctuations in currency rates produced a decrease of $0.7 million and $1.3 million in cash and cash equivalents for the three months ended March 31, 2022 and 2021, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2022 and December 31, 2021, our working capital was $12.1 million and $12.7 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2022	2021
Operating activities	$0.6	$2.7
Investing activities	$(0.2)	$(0.1)
Financing activities	$(0.5)	$(1.0)

Operating Activities

For the three months ending March 31, 2022, we operated the business for a small profit. We deferred revenue and commission expense on orders shipped but not received by customers, and on those orders, we have collected the cash and paid the commission, which was a $1.0 million source of cash, primarily from the Asia/Pacific Region, which was partially offset by cash used for working capital. During the same period in 2021, our primary source of cash was our profitable operations, which provided $2.7 million cash flow.

Investing Activities

For the three months ended March 31, 2022 and 2021, we invested cash of $0.2 million and $0.1 million, respectively. During the three months ended March 31, 2022, we invested approximately $0.2 million in back-office software projects reported as construction in progress. During the three months ended March 31, 2021, we invested approximately $0.1 million in back-office software projects.

Financing Activities

For the three months ended March 31, 2022 and 2021, our financing activities used cash of $0.5 million and $1.0 million, respectively. For the three months ended March 31, 2022, we used $0.4 million in payments of dividends to shareholders, and $0.2 million in the repayment of finance lease obligations. For the three months ended March 31, 2021, we used $0.4 million in the repurchase of our company stock, $0.4 million in the repayment of finance lease obligations and $0.3 million in payments of dividends to shareholders.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At March 31, 2022, we have one supply agreement that requires the Company to purchase an aggregate of $3.3 million through 2022, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At March 31, 2022, our operating lease liabilities were $5.9 million, of which $1.5 million was recorded in Accrued expenses and $4.4 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $0.1 million and lease restoration liabilities of $0.3 million.

We have pension obligations of $0.9 million related to our employee benefit at our Japan subsidiary.

Responding to COVID-19, we have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely. The Company depends on an independent salesforce of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives have impacted their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 include government restrictions and changes in consumer demand for the Company's products. The Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

Prolonged workforce disruptions, continued disruption in our supply chain or potential decreases in consumer demands could negatively impact our sales as well as the Company's liquidity in the fiscal year 2022; however, such impact is currently unknown.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of March 31, 2022.

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

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the three months ended March 31, 2022 and the year ended December 31, 2021.

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of March 31, 2022, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three months ended March 31, 2022.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three months ended March 31, 2022, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At March 31, 2022 and December 31, 2021, deferred revenue was $6.6 million and $4.9 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at March 31, 2022 and December 31, 2021 was $4.2 million and $4.3 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.1 million and $2.4 million at March 31, 2022 and December 31, 2021.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(941)
Loyalty points used	(2,422)
Loyalty points vested	2,190
Loyalty points unvested	1,055
Loyalty deferred revenue as of March 31, 2022	$4,174

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2022, we had 138,083 shares available for grant in the future. During the three months ended March 31, 2022, the Company granted no stock options.

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

On October 28, 2021, the Company received notice that it was among 1,100 companies scheduled to receive a letter from the Federal Trade Commission (“FTC”) regarding “Notices of Penalty Offenses Concerning Money-Making Opportunities and Endorsement and Testimonials.” Mannatech received the letter on October 28, 2021. The letters put companies on notice that they should be aware of what constitutes false or misleading income, earning, or product claims. As the FTC makes clear in the letter, receipt of the letter is not a determination of wrongdoing. From a procedural standpoint, the FTC would still have to file a formal action if they were to determine the Company is in violation of the parameters laid out in the letter and then undergo an administrative hearing process. The letter is the first step in a process for the FTC to impose “civil monetary penalties of up to $43,792 per violation.” Nearly all Direct Selling Association ("DSA") member companies received the notice along with non-members of the DSA in the direct selling channel, gig companies, franchise companies, and other companies offering business opportunities.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2022 were as follows:

	Three months ended March 31, 2022			As of March 31, 2022
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.70020	0.75176	0.72401	0.75161
Canada (Canadian Dollar)	0.77872	0.80162	0.78946	0.80132
China (Renminbi)	0.15684	0.15849	0.15759	0.15746
Colombia (Peso)	0.00025	0.00027	0.00026	0.00027
Czech Republic (Koruna)	0.04224	0.04713	0.04554	0.04555
Denmark (Kroner)	0.14609	0.15398	0.15086	0.14974
Hong Kong (Hong Kong Dollar)	0.12773	0.12848	0.12814	0.12777
Japan (Yen)	0.00810	0.00880	0.00861	0.00820
Mexico (Peso)	0.04685	0.05024	0.04877	0.05024
New Zealand (New Zealand Dollar)	0.65537	0.69713	0.67661	0.69713
Norway (Krone)	0.11090	0.11627	0.11305	0.11607
Republic of Korea (Won)	0.00081	0.00084	0.00083	0.00083
Singapore (Singapore Dollar)	0.73216	0.74481	0.73962	0.73877
South Africa (Rand)	0.06271	0.06904	0.06565	0.06904
Sweden (Krona)	0.10030	0.11198	0.10715	0.10777
Switzerland (Franc)	1.06306	1.09692	1.08301	1.08031
Taiwan (New Taiwan Dollar)	0.03474	0.03632	0.03575	0.03501
United Kingdom (British Pound)	1.30313	1.37226	1.34220	1.31330
Various countries (1) (Euro)	1.08689	1.14574	1.12241	1.11375
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

Changes in Internal Control over Financial Reporting

    During the quarter ended March 31, 2022, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Litigation, of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 13, 2022	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 13, 2022	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)