Form 10-Q
period 2022-06-30
MANNATECH INC
filed 2022-08-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
OR
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
Yes  ☐ No ☒

As of July 31, 2022, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,912,423.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2022 (unaudited)	December 31, 2021
Cash and cash equivalents	$20,572	$24,185
Restricted cash	944	944
Accounts receivable, net of allowance of $994 and $987 in 2022 and 2021, respectively	211	90
Income tax receivable	389	342
Inventories, net	13,884	12,020
Prepaid expenses and other current assets	2,745	2,888
Deferred commissions	3,214	2,369
Total current assets	41,959	42,838
Property and equipment, net	2,309	2,882
Construction in progress	1,833	1,357
Long-term restricted cash	470	503
Other assets	9,317	9,220
Deferred tax assets, net	2,793	2,825
Total assets	$58,681	$59,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$56	$68
Accounts payable	5,137	3,969
Accrued expenses	9,891	9,224
Commissions and incentives payable	9,019	9,611
Taxes payable	1,535	2,154
Current notes payable	428	205
Deferred revenue	5,992	4,867
Total current liabilities	32,058	30,098
Finance leases, excluding current portion	57	66
Other long-term liabilities	5,288	5,049
Total liabilities	37,403	35,213

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,921,262 shares outstanding as of June 30, 2022 and 2,742,857 shares issued and 1,940,687 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	33,407	33,277
Retained earnings	7,756	7,708
Accumulated other comprehensive income	(492)	2,342
Treasury stock, at average cost, 821,595 shares as of June 30, 2022 and 802,170 shares as of December 31, 2021	(19,393)	(18,915)
Total shareholders’ equity	21,278	24,412
Total liabilities and shareholders’ equity	$58,681	$59,625

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$34,976	$42,504	$67,360	$80,823
Cost of sales	7,920	10,126	15,011	17,348
Gross profit	27,056	32,378	52,349	63,475

Operating expenses:
Commissions and incentives	14,137	16,898	27,245	32,496
Selling and administrative expenses	6,914	7,571	13,823	14,682
Depreciation and amortization expense	301	442	633	952
Other operating costs	4,851	5,449	9,760	10,538
Total operating expenses	26,203	30,360	51,461	58,668

Income from operations	853	2,018	888	4,807
Interest income, net	23	7	38	29
Other income (expense), net	(84)	152	1	(130)
Income before income taxes	792	2,177	927	4,706

Income tax provision	(98)	(48)	(99)	(383)
Net income	$694	$2,129	$828	$4,323

Earnings per common share:
Basic	$0.36	$1.03	$0.43	$2.09
Diluted	$0.34	$0.99	$0.40	$2.03

Weighted-average common shares outstanding:
Basic	1,942	2,060	1,944	2,065
Diluted	2,031	2,139	2,052	2,128

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$694	$2,129	$828	$4,323
Foreign currency translations	(2,161)	72	(2,834)	(1,284)
Comprehensive (loss) income	$(1,467)	$2,201	$(2,006)	$3,039

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—		22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

Net income	—	—	694	—	—	694
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	48	—	—	—	48
Repurchase of common stock	—	—	—	—	(643)	(643)
Foreign currency translations	—	—	—	(2,161)	—	(2,161)
Balance at June 30, 2022	$—	$33,407	$7,756	$(492)	$(19,393)	$21,278

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2021	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net income	—	—	2,194	—	—	2,194
Payment of cash dividends	—	—	(333)	—	—	(333)
Charge related to stock-based compensation	—	6	—	—	—	6
Issuance of unrestricted shares	—	(44)	—	—	254	210
Repurchase of common stock	—	—	—	—	(350)	(350)
Foreign currency translations	—	—	—	(1,356)	—	(1,356)
Balance at March 31, 2021	$—	$33,757	$4,074	$3,794	$(15,282)	$26,343

Net income	—	—	2,129	—	—	2,129
Payment of cash dividends	—	—	(330)	—	—	(330)
Charge related to stock-based compensation	—	29	—	—	—	29
Stock option exercises	—	(28)	—	—	28	—
Repurchase of common stock	—	—	—	—	(4,511)	(4,511)
Foreign currency translations	—	—	—	72	—	72
Balance at June 30, 2021	$—	$33,758	$5,873	$3,866	$(19,765)	$23,732

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$828	$4,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	633	952
Non-cash operating lease expense	1,051	853
Provision for inventory losses	225	316
Provision for doubtful accounts	(29)	256
Loss on disposal of assets	—	37
Charge related to stock-based compensation	295	245
Deferred income taxes	32	104
Changes in operating assets and liabilities:
Accounts receivable	(92)	(301)
Income tax receivable	(47)	581
Inventories	(2,089)	(981)
Prepaid expenses and other current assets	671	263
Deferred commissions	(845)	5
Other assets	230	658
Accounts payable	1,168	312
Accrued expenses	(711)	(40)
Other liabilities	239	(1,156)
Taxes payable	(619)	631
Commissions and incentives payable	(592)	659
Deferred revenue	1,125	608
Net cash provided by operating activities	1,473	8,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(536)	(268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(643)	(4,861)
Payment of cash dividends	(780)	(663)
Repayment of notes payable and finance lease liabilities	(345)	(669)
Net cash used in financing activities	(1,768)	(6,193)
Effect of currency exchange rate changes on cash and cash equivalents	(2,815)	(1,271)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,646)	593
Cash, cash equivalents, and restricted cash at the beginning of the period	25,632	27,497
Cash, cash equivalents, and restricted cash at the end of the period	$21,986	$28,090

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$654	$80
Interest paid on finance leases and other financing arrangements	14	22
Assets acquired through other financing arrangements	528	—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	1,378	73
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	19	—
Treasury shares exchanged for stock options exercised	22	—

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2022 and December 31, 2021, credit card receivables were $2.4 million and $1.2 million, respectively. As of June 30, 2022 and December 31, 2021, cash and cash equivalents held in bank accounts in foreign countries totaled $16.0 million and $22.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $20.0 million and $20.1 million at June 30, 2022 and December 31, 2021, respectively. In addition, for the three and six months ended June 30, 2022 and 2021, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of June 30, 2022 and December 31, 2021, our total restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	$24,185	$22,207
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	503	4,346
Cash, cash equivalents, and restricted cash at beginning of period	$25,632	$27,497

Cash and cash equivalents at end of period	$20,572	$24,185
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	470	503
Cash, cash equivalents, and restricted cash at end of period	$21,986	$25,632

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2022 and December 31, 2021, receivables consisted primarily of amounts due from preferred customers and associates. At June 30, 2022 and December 31, 2021, the Company's accounts receivable balance (net of allowance) were $0.2 million and $0.1 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of June 30, 2022 and December 31, 2021, the Company held an allowance for doubtful accounts of $1.0 million.

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2022 and December 31, 2021, other assets were $9.3 million and $9.2 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $5.0 million and $4.6 million as of June 30, 2022 and December 31, 2021, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $1.9 million at each of June 30, 2022 and December 31, 2021. Additionally, included in the June 30, 2022 and December 31, 2021 balances was $2.2 million and $2.4 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the June 30, 2022 and December 31, 2021 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of June 30, 2022 and December 31, 2021, accrued expenses were $9.9 million and $9.2 million, respectively. These amounts primarily consisted of $1.9 million and $2.4 million representing employee benefits, which included accrued wages, bonus and severance as of June 30, 2022 and December 31, 2021, respectively. Also included in the June 30, 2022 and December 31, 2021 balances were non-inventory accrued liabilities of $2.8 million and $3.4 million, respectively. Additionally, included in the June 30, 2022 and December 31, 2021 balances was $1.6 million and $1.5 million for the current portion of operating lease liabilities, respectively. At June 30, 2022 and December 31, 2021, also included in the balances were $0.9 million and $1.0 million for accrued auditing and accounting fees, respectively. At June 30, 2022 and December 31, 2021, other accrued expenses were $2.7 million and $0.9 million, respectively.

Notes Payable

Notes payable were $0.4 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. As of June 30, 2022 and December 31, 2021, the current portion was $0.4 million and $0.2 million, respectively.

Other Long-Term Liabilities

Other long-term liabilities were $5.3 million and $5.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the balance is primarily composed of long-term operating lease obligations of $4.6 million and $4.3 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of June 30, 2022 and December 31, 2021, accrued restoration costs related to these leases amounted to $0.3 million. At each of June 30, 2022 and December 31, 2021, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2021 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million for the year ended December 31, 2021. Of this balance, $1.0 million was amortized to commissions expense for the six months ended June 30, 2022. At June 30, 2022, deferred commissions were $3.2 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2021, the Company’s deferred revenue was $4.9 million. Of this balance, $2.6 million was recognized as revenue for the six months ended June 30, 2022. At June 30, 2022, the Company’s deferred revenue was $6.0 million.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at each of June 30, 2022 and December 31, 2021 was $4.3 million.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(1,874)
Loyalty points used	(4,761)
Loyalty points vested	5,681
Loyalty points unvested	972
Loyalty deferred revenue as of June 30, 2022	$4,310

    Sales Refunds and Allowances

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. As of each of the periods set forth below, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	1,017
Adjustment related to sales made in prior periods	(2)
Actual returns or credits related to current period	(340)
Actual returns or credits related to prior periods	(48)
Sales reserve as of June 30, 2022	$682

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

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,297	$3,271
Finished goods	10,971	9,196
Inventory reserves for obsolescence	(384)	(447)
Total	$13,884	$12,020

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2022, the Company’s effective tax rate was 12.4% and 10.7%, respectively. For the three and six months ended June 30, 2021, the Company’s effective tax rate was 2.2% and 8.1%, respectively. For the three and six months ended June 30, 2022 and 2021, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2022 was different from the federal statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

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

    In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2022, the Company used the quarterly and six month ended average common stock close price of $26.94 and $31.42 per share, respectively.

For each of the three and six months ended June 30, 2022, there were 1.94 million weighted-average common shares outstanding used for the basic EPS calculation. For the three and six months ended June 30, 2022, approximately 0.09 million and 0.11 million shares, respectively, subject to options were included in the calculation resulting in 2.03 million and 2.05 million dilutive shares, respectively, used to calculate diluted EPS. For each of the three and six months ended June 30, 2022, less than 0.1 million shares were excluded from the diluted EPS calculation.

In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2021, the Company used the quarterly and six month ended average common stock close price of $22.10 and $20.22 per share, respectively.

For the three and six months ended June 30, 2021, there were 2.06 million and 2.07 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For the three and six months ended June 30, 2021, approximately 0.08 million and 0.06 million shares subject to options were included in the calculation resulting in 2.14 million and 2.13 million dilutive shares used to calculate diluted EPS, respectively. For the three and six months ended June 30, 2021, less than 0.1 million and approximately 0.1 million shares, respectively, of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2022, the Company had a total of 126,276 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the six months ended June 30, 2022 and 2021, the Company granted 11,807 and 10,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2022 and 2021 was approximately $7.21 and $6.77 per share, respectively. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total gross compensation expense	$48	$29	$56	$35
Total tax benefit associated with compensation expense	11	7	13	8
Total net compensation expense	$37	$22	$43	$27

As of June 30, 2022, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2022	Years ending December 31,
		2023	2024
Total gross unrecognized compensation expense	$23	$33	$10
Tax benefit associated with unrecognized compensation expense	6	8	2
Total net unrecognized compensation expense	$17	$25	$8

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

During the three months ended June 30, 2022, the Company repurchased 31,411 shares of its outstanding common stock. During the three months ended June 30, 2021, the Company repurchased 171,709 additional shares of its outstanding common stock, which included 171,433 shares of its outstanding common stock repurchased pursuant to the tender offer.

As of June 30, 2022, the Company had 1,921,262 shares of common stock outstanding. As of June 30, 2021, the Company had 1,892,646 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income, Net
Balance as of December 31, 2021	$1,961	$381	$2,342
Current-period change (1)	(2,834)	—	(2,834)
Balance as of June 30, 2022	$(873)	$381	$(492)

(1) No material amounts reclassified from accumulated other comprehensive income.

Dividends

On March 4, 2022, the Board declared a dividend of $0.20 per share that was paid on March 30, 2022 to shareholders of record on March 16, 2022, for an aggregate amount of $0.4 million.

On June 3, 2022, the Board declared a dividend of $0.20 per share that was paid on June 29, 2022 to shareholders of record on June 15, 2022, for an aggregate amount of $0.4 million.

NOTE 7: LITIGATION

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at June 30, 2022.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2021 Annual Report.

    As of June 30, 2022, the Company had net operating lease right-of-use (“ROU”) assets of $5.0 million and net finance lease right-of-use assets of $0.2 million. At June 30, 2022, our operating lease liabilities were $6.2 million and our finance lease liabilities were $0.1 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2022 were 4.25 years and 4.0%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2022 were 2.45 years and 5.2%, respectively. The Company's uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

    As of June 30, 2022 and December 31, 2021 our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2022	December 31, 2021
Right-of-use assets
Operating leases	Other assets	$4,972	$4,625
Finance leases	Property and equipment, net	154	180
Total right-of-use assets		$5,126	$4,805

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,612	$1,493
Finance leases	Current portion of finance leases	56	68
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	4,558	4,318
Finance leases	Finance leases, excluding current portion	57	66
Total lease liabilities		$6,283	$5,945

As of June 30, 2022 the Company's minimum future lease payments on operating and financing leases were as follows (in thousands):

	June 30, 2022
Maturity of lease liabilities	Operating Leases	Financing Leases
Remaining 2022	$1,045	$33
2023	1,650	52
2024	1,523	26
2025	994	6
2026	701	5
Thereafter	918	1
Total minimum lease payments	$6,831	$123
Imputed interest	(661)	(10)
Present value of minimum lease payments	$6,170	$113

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2022.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2022 and December 31, 2021.

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$450	$—	$—	$450
Interest bearing deposits – various banks	5,121	—	—	5,121
Total assets	$5,571	$—	$—	$5,571
Amounts included in:
Cash and cash equivalents	$4,728	$—	$—	$4,728
Restricted cash	680	—	—	680
Long-term restricted cash	163	—	—	163
Total	$5,571	$—	$—	$5,571

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	7,838	—	—	7,838
Total assets	$7,838	$—	$—	$7,838
Amounts included in:
Cash and cash equivalents	$6,986	$—	$—	$6,986
Restricted cash	680	—	—	680
Long-term restricted cash	172	—	—	172
Total	$7,838	$—	$—	$7,838

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products through network marketing distribution channels operating in twenty-four countries. Each of the business units receives associate fees or sells similar packs (in the case of Mexico and South Korea, where packs have not been replaced with associate fees, see Note 1, Organization and Summary of Significant Accounting Policies) and possesses similar economic characteristics, such as selling prices and gross margins. In each country, the Company markets its products and pays commissions and incentives in similar market environments. The Company’s management reviews its financial information by country and focuses its internal reporting and analysis of revenues by pack sales, associate fees and product sales. The Company sells its products through its independent associates who occupy positions in our network and distribute products through similar distribution channels in each country. No single independent associate has ever accounted for more than 10% of the Company’s consolidated net sales. The Company also operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai, is operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The Company has operations in twelve countries and sells product in twenty-five countries around the world. These operations are located in the United States, Canada, Australia, the Netherlands, the United Kingdom, Japan, the Republic of Korea (South Korea), Taiwan, South Africa, Mexico, Hong Kong and China. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2022		2021		2022		2021
Americas	$9.2	26.3%	$12.4	29.2%	$19.5	28.9%	$23.3	28.8%
Asia/Pacific	22.7	64.8%	26.1	61.4%	41.8	62.0%	49.7	61.5%
EMEA	3.1	8.9%	4.0	9.4%	6.1	9.1%	7.8	9.7%
Totals	$35.0	100.0%	$42.5	100.0%	$67.4	100.0%	$80.8	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated product sales	$33.0	$40.4	$63.8	$76.3
Consolidated pack sales and associate fees	1.8	1.9	3.1	4.1
Consolidated other	0.2	0.2	0.5	0.4
Consolidated total net sales	$35.0	$42.5	$67.4	$80.8

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2022 and December 31, 2021, reside in the following regions, as follows (in millions):

Region	June 30, 2022	December 31, 2021
Americas	$3.9	$3.8
Asia/Pacific	0.2	0.4
EMEA	—	—
Total	$4.1	$4.2

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2022	December 31, 2021
Americas	$6.2	$5.7
Asia/Pacific	6.0	4.7
EMEA	1.7	1.6
Total	$13.9	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2022 as compared to the same period in 2021, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2021 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 152,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $7.5 million, or 17.7%, to $35.0 million, during the three months ended June 30, 2022, as compared to the same period in 2021. Net sales for the six months ended June 30, 2022 decreased by $13.4 million, or 16.7%, to $67.4 million, as compared to the same period in 2021. For each of the three and six months ended June 30, 2022, our net sales decreased 11.3% on a Constant dollar basis (see Non-GAAP Measures, below); foreign exchange during the three and six months ended June 30, 2022 decreased GAAP net sales by $2.7 million and $4.3 million, as compared to the same period in 2021. For the three and six months ended June 30, 2022, our operations outside of the Americas accounted for approximately 73.7% and 71.1%, respectively, of our consolidated net sales.

In addition to the strong US Dollar, supply chain constraints worldwide impacted sales during the three and six months ended June 30, 2022. For example, in North America, we have experienced a shortage of an ingredient used in some core products, and we have begun to move forward with our manufacturing partners with an alternative.

For the three months ended June 30, 2022, the average product order value decreased 11.4%, to $176, as compared to $198 for the same period in 2021. The average product order decreased by 8.1% to $177 for the six months ended June 30, 2022, as compared to $193 during the same period in 2021.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	2022		2021		Change from 2021 to 2022
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$34,976	100.0%	$42,504	100.0%	$(7,528)	(17.7)%
Cost of sales	7,920	22.6%	10,126	23.8%	(2,206)	(21.8)%
Gross profit	27,056	77.4%	32,378	76.2%	(5,322)	(16.4)%

Operating expenses:
Commissions and incentives	14,137	40.4%	16,898	39.8%	(2,761)	(16.3)%
Selling and administrative expenses	6,914	19.8%	7,571	17.8%	(657)	(8.7)%
Depreciation and amortization expense	301	0.9%	442	1.0%	(141)	(31.9)%
Other operating costs	4,851	13.9%	5,449	12.8%	(598)	(11.0)%
Total operating expenses	26,203	74.9%	30,360	71.4%	(4,157)	(13.7)%
Income from operations	853	2.4%	2,018	4.7%	(1,165)	(57.7)%
Interest income	23	0.1%	7	—%	16	228.6%
Other income (expense), net	(84)	(0.2)%	152	0.4%	(236)	(155.3)%
Income before income taxes	792	2.3%	2,177	5.1%	(1,385)	(63.6)%
Income tax provision	(98)	(0.3)%	(48)	(0.1)%	(50)	104.2%
Net income	$694	2.0%	$2,129	5.0%	$(1,435)	(67.4)%

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	2022		2021		Change from 2021 to 2022
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$67,360	100.0%	$80,823	100.0%	$(13,463)	(16.7)%
Cost of sales	15,011	22.3%	17,348	21.5%	(2,337)	(13.5)%
Gross profit	52,349	77.7%	63,475	78.5%	(11,126)	(17.5)%

Operating expenses:
Commissions and incentives	27,245	40.4%	32,496	40.2%	(5,251)	(16.2)%
Selling and administrative expenses	13,823	20.5%	14,682	18.2%	(859)	(5.9)%
Depreciation and amortization expense	633	0.9%	952	1.2%	(319)	(33.5)%
Other operating costs	9,760	14.5%	10,538	13.0%	(778)	(7.4)%
Total operating expenses	51,461	76.4%	58,668	72.6%	(7,207)	(12.3)%
Income from operations	888	1.3%	4,807	5.9%	(3,919)	(81.5)%
Interest income	38	0.1%	29	—%	9	31.0%
Other (expense) income, net	1	—%	(130)	(0.2)%	131	(100.8)%
Income before income taxes	927	1.4%	4,706	5.8%	(3,779)	(80.3)%
Income tax provision	(99)	(0.1)%	(383)	(0.5)%	284	(74.2)%
Net income	$828	1.2%	$4,323	5.3%	$(3,495)	(80.8)%

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

Three-month period ended	June 30, 2022		June 30, 2021	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$35.0	$37.7	$42.5	$(4.8)	(11.3)%
Product	33.0	35.5	40.4	(4.9)	(12.1)%
Pack sales and associate fees	1.8	2.0	1.9	0.1	5.3%
Other	0.2	0.2	0.2	—	—%
Gross profit	27.1	29.3	32.4	(3.1)	(9.6)%
Income from operations	0.9	1.6	2.0	(0.4)	(20.0)%

Six-month period ended	June 30, 2022		June 30, 2021	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$67.4	$71.7	$80.8	$(9.1)	(11.3)%
Product	63.8	67.9	76.3	(8.4)	(11.0)%
Pack sales and associate fees	3.1	3.4	4.1	(0.7)	(17.1)%
Other	0.5	0.5	0.4	0.1	25.0%
Gross profit	52.3	56.0	63.5	(7.5)	(11.8)%
Income from operations	0.9	2.0	4.8	(2.8)	(58.3)%

Net Sales
Consolidated net sales for the three months ended June 30, 2022 decreased by $7.5 million, or 17.7%, to $35.0 million as compared to $42.5 million for the same period in 2021. Consolidated net sales for the six months June 30, 2022, decreased by $13.4 million, or 16.7%, to $67.4 million as compared to $80.8 million for the same period in 2021.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the three months ended June 30, 2022 and 2021 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
Americas	$9.2	26.3%	$12.4	29.2%
Asia/Pacific	22.7	64.8%	26.1	61.4%
EMEA	3.1	8.9%	4.0	9.4%
Total	$35.0	100.0%	$42.5	100.0%

Consolidated net sales by region for the six months ended June 30, 2022 and 2021 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
Americas	$19.5	28.9%	$23.3	28.8%
Asia/Pacific	41.8	62.0%	49.7	61.5%
EMEA	6.1	9.1%	7.8	9.7%
Total	$67.4	100.0%	$80.8	100.0%

For the three months ended June 30, 2022, net sales in the Americas decreased by $3.2 million, or 25.8%, to $9.2 million, as compared to $12.4 million for the same period in 2021. We have experienced a shortage of an ingredient used in some core products, and we have begun to move forward with our manufacturing partners with an alternative. Our number of active independent associates and preferred customers declined 10.9% and revenue per active independent associate and preferred customer declined 16.7%.

For the six months ended June 30, 2022, net sales in the Americas decreased by $3.8 million, or 16.3%, to $19.5 million, as compared to $23.3 million for the same period in 2021. Our number of active independent associates and preferred customers declined 9.7% and revenue per active independent associate and preferred customers decreased 6.4%.

For the three months ended June 30, 2022, our operations outside of the Americas accounted for approximately 73.7% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 70.8% of our consolidated net sales.

For the six months ended June 30, 2022, our operations outside of the Americas accounted for approximately 71.1% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 71.2% of our consolidated net sales.

For the three months ended June 30, 2022, Asia/Pacific net sales decreased by $3.4 million, or 13.0%, to $22.7 million, as compared to $26.1 million for the same period in 2021. At June 30, 2022, we have deferred $0.3 million revenue for orders shipped but not received by customers in Hong Kong, $0.2 million of which were from recent second quarter orders, which is an improvement as compared to the $0.9 million deferred at March 31, 2022 as logistics in that market improved during the second quarter. Revenue per active independent associate and preferred customer decreased 6.6% and the number of active independent associates and preferred customers decreased 6.9%. Foreign currency exchange had the effect of decreasing revenue by $2.4 million for the three months ended June 30, 2022, as compared to the same period in 2021. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the six months ended June 30, 2022, Asia/Pacific net sales decreased by $7.9 million, or 15.9%, to $41.8 million, as compared to $49.7 million for the same period in 2021. The result was a 9.5% decrease in revenue per active independent associate and preferred customer and a 11.5% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $3.9 million for the six months ended June 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended June 30, 2022, EMEA net sales decreased by $0.9 million, or 22.5%, to $3.1 million, as compared to $4.0 million for the same period in 2021. The decrease was primarily due to a 28.2% decrease in the number of active independent associates and preferred customers, which was partially offset by an 8.0% increase in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.3 million for the three months ended June 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

For the six months ended June 30, 2022, EMEA net sales decreased by $1.7 million, or 21.8%, to $6.1 million, as compared to $7.8 million for the same period in 2021. The decrease was primarily due to a 26.6% decrease in the number of active independent associates and preferred customers, which was partially offset by an 8.9% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the six-month period ending June 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$33.0	$40.4	$(7.4)	(18.3)%
Consolidated pack sales and associate fees	1.8	1.9	(0.1)	(5.3)%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$35.0	$42.5	$(7.5)	(17.6)%

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$63.8	$76.3	$(12.5)	(16.4)%
Consolidated pack sales and associate fees	3.1	4.1	(1.0)	(24.4)%
Consolidated other	0.5	0.4	0.1	25.0%
Total consolidated net sales	$67.4	$80.8	$(13.4)	(16.6)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended June 30, 2022 decreased by $7.4 million, or 18.3%, as compared to the same period in 2021. Product sales decrease as both the average order value declined and the number of orders processed decreased. The average order value for the three months ended June 30, 2022 was $176, as compared to $198 for the same period in 2021. The number of orders processed during the three months ended June 30, 2022 decreased by 8.4%, to 194,555, as compared to 212,455 for the same period in 2021.

Product sales for the six months ended June 30, 2022 decreased by $12.5 million, or 16.4%, as compared to the same period in 2021. Product sales decreased as both the average order value declined and the number of orders processed decreased. The average order value for the six months ended June 30, 2022 was $177, as compared to $193 for the same period in 2021. The number of orders processed during the six months ended June 30, 2022 decreased by 7.2%, to 384,255, as compared to 414,184 for the same period in 2021.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.7	1.8	(0.1)	(5.6)%
Total	$1.8	$1.9	$(0.1)	(5.3)%

	Six Months Ended June 30,		Change
	2022	2021	Dollar	Percentage
New	$0.2	$0.2	$—	—%
Continuing	2.9	3.9	(1.0)	(25.6)%
Total	$3.1	$4.1	$(1.0)	(24.4)%

    Total pack sales and associate fees for the three months ended June 30, 2022 decreased by $0.1 million, or 5.3%, to $1.8 million, as compared to $1.9 million for the same period in 2021. The average value of packs and associate fees decreased to $77 for the second quarter of 2022, as compared to $81 for the same period in 2021. The total number of packs and associate fees sold decreased by 580, or 2.4%, to 23,268 for the three months ended June 30, 2022, as compared to the same period in 2021.
Total pack sales and associate fees for the six months ended June 30, 2022 decreased by $1.0 million, or 24.4%, to $3.1 million, as compared to $4.1 million for the same period in 2021. The average value of packs and associate fees decreased to $66 for the second quarter of 2022, as compared to $89 for the same period in 2021. The total number of packs and associate fees sold increased by 1,015, or 2.2%, to 46,998 for the six months ended June 30, 2022, as compared to the same period in 2021.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2022 and 2021 were as follows:

	2022		2021
New	81,000	53.3%	86,000	48.9%
Continuing	71,000	46.7%	90,000	51.1%
Total	152,000	100.0%	176,000	100.0%

Recruitment of new independent associates and preferred customers decreased by 7.9% to 19,823 in the second quarter of 2022 from 21,527 in the second quarter of 2021.

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

For each of the three months ended June 30, 2022 and 2021, other sales were $0.2 million.

For the six months ended June 30, 2022 and 2021, other sales were $0.5 million and $0.4 million, respectively.

Gross Profit

For the three months ended June 30, 2022, gross profit decreased by $5.3 million, or 16.4%, to $27.1 million, as compared to $32.4 million for the same period in 2021. For the three months ended June 30, 2022, gross profit as a percentage of net sales increased to 77.4%, as compared to 76.2% for the same period in 2021.

For the six months ended June 30, 2022, gross profit decreased by $11.1 million, or 17.5%, to $52.3 million, as compared to $63.5 million for the same period in 2021. For the six months ended June 30, 2022, gross profit as a percentage of net sales decreased to 77.7%, as compared to 78.5% for the same period in 2021.

Commissions and Incentives

Commission expense for the three months ended June 30, 2022 decreased by 19.4%, or $3.2 million, to $13.2 million, as compared to $16.4 million for the same period in 2021. For the three months ended June 30, 2022, commissions as a percentage of net sales decreased to 37.7% from 38.5% for the same period in 2021.

Commission expense for the six months ended June 30, 2022, decreased by 18.4%, or $5.7 million, to $25.5 million, as compared to $31.2 million for the same period in 2021. For the six months ended June 30, 2022, commissions as a percentage of net sales decreased to 37.9% from 38.7% for the same period in 2021.

Incentive costs for the three months ended June 30, 2022 increased to $0.9 million, as compared to $0.5 million for the same period in 2021. For the three months ended June 30, 2022, incentives as a percentage of net sales increased to 2.7% from 1.3% for the same period in 2021.

Incentive costs for the six months ended June 30, 2022, increased to $1.7 million, as compared to $1.2 million for the same period in 2021. For the six months ended June 30, 2022, incentives as a percentage of net sales increased to 2.6% from 1.5% for the same period in 2021.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2022, selling and administrative expenses decreased by $0.7 million, or 8.7%, to $6.9 million, as compared to $7.6 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $0.4 million decrease in marketing costs, a $0.1 million decrease in contract labor costs, a $0.1 million decrease in warehouse costs and a $0.1 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2022 increased to 19.8% from 17.8% for the same period in 2021.

For the six months ended June 30, 2022, selling and administrative expenses decreased by $0.9 million, or 5.9%, to $13.8 million as compared to $14.7 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $0.5 million decrease in marketing costs, a $0.2 million decrease in payroll costs, a $0.1 million decrease in contract labor costs and a $0.1 million decrease in warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2022 increased to 20.5% from 18.2% or the same period in 2021.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended June 30, 2022, other operating costs decreased by $0.6 million, or 11.0%, to $4.9 million, as compared to $5.4 million for the same period in 2021. For the three months ended June 30, 2022, other operating costs as a percentage of net sales increased to 13.9% from 12.8% for the same period in 2021. The decrease in operating costs was primarily due to a $0.2 million decrease in credit card fees, a $0.2 million decrease in bad debt expense, a $0.1 million decrease in legal and consulting fees, and a $0.1 million decrease in other costs that are variable to revenue.

For the six months ended June 30, 2022, other operating costs decreased by $0.8 million, or 7.4%, to $9.8 million, as compared to $10.5 million for the same period in 2021. For the six months ended June 30, 2022, other operating costs as a percentage of net sales increased to 14.5% from 13.0% for the same period in 2021. The decrease in operating costs was primarily due to a $0.4 million decrease in credit card fees, a $0.3 million decrease in legal and consulting fees and a $0.1 million decrease in other costs that are variable to revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.3 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $0.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other expense was $0.1 million for the three months ended June 30, 2022. For the three months ended June 30, 2021, other income was $0.2 million.

Due to foreign exchange gains and losses, other income was $1,000 for the six months ended June 30, 2022. For the six months ended June 30, 2021, other expense was $0.1 million.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and six months ended June 30:

Country	2022	2021
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China(1)	2.5%	5.0%
Colombia(2)	35.0%	31.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar(3)	12.5%	10.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Netherlands(4)	25.8%	—%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(5)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	20.6%
Switzerland(6)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(7)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(8)	22.2%	23.8%
(1)For 2021 and 2022, the Company qualifies for reduced tax rates of 5% and 2.5%, respectively, in China as a Small Low Profit Enterprise.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintained the legal entity, Mannatech Colombia SAS. During the second quarter of 2022, the Company liquidated the entity.
(3)For 2021, the Company will pay taxes at 10% for Gibraltar earnings until August 1, 2021, and 12.5% from August 1, 2021 onward.
(4)On September 13, 2021, the Company established a legal entity in the Netherlands called Mannatech Netherlands B.V.
(5)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(6)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(7)On March 21, 2014, the Company suspended operations in Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2022, the Company’s effective tax rate was 12.4% and 10.7%, respectively. For the three and six months ended June 30, 2021, the Company's effective tax rate was 2.2% and 8.1%, respectively.

The effective tax rates for the three and six months ended June 30, 2022 were different from the federal statutory rate due primarily to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

The effective tax rate for the three months ended June 30, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2022, our cash and cash equivalents decreased by 14.9%, or $3.6 million, to $20.6 million from $24.2 million as of December 31, 2021. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of June 30, 2022 and December 31, 2021. The long-term portion of restricted cash balances were $0.5 million at each of June 30, 2022 and December 31, 2021. Finally, fluctuations in currency rates produced a decrease of $2.8 million and $1.3 million in cash and cash equivalents for the six months ended June 30, 2022 and 2021, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2022 and December 31, 2021, our working capital was $9.9 million and $12.7 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by/(Used in):	2022	2021
Operating activities	$1.5	$8.3
Investing activities	$(0.5)	$(0.3)
Financing activities	$(1.8)	$(6.2)

Operating Activities

For the six months ending June 30, 2022, we operated the business for a small profit. We collect cash and pay the related commission on orders shipped but not yet received by customers, and this deferred revenue and other working capital is a source of cash, which is offset by the cash we have invested in inventory that is turning over slower in this economic environment. During the same period in 2021, our primary source of cash was our profitable operations, which provided $8.3 million cash flow.

Investing Activities

For the six months ended June 30, 2022 and 2021, we invested cash of $0.5 million and $0.3 million, respectively. During the six months ended June 30, 2022, we invested approximately $0.5 million in back-office software projects reported as construction in progress. During the six months ended June 30, 2021, we invested approximately $0.3 million in back-office software projects.

Financing Activities

For the six months ended June 30, 2022 and 2021, our financing activities used cash of $1.8 million and $6.2 million, respectively. For the six months ended June 30, 2022, we used $0.8 million in payments of dividends to shareholders, $0.6 million in the repurchase of our company stock and $0.3 million in the repayment of finance lease obligations. For the six months ended June 30, 2021, we used $4.9 million in the repurchase of our company stock, $0.7 million in the repayment of finance lease obligations and $0.7 million in payments of dividends to shareholders.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At June 30, 2022, we have one supply agreement that requires the Company to purchase an aggregate of $2.1 million through 2022, with no purchase commitments thereafter. We expect to renegotiate this agreement and if we fail to maintain exclusivity our business could be adversely affected. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At June 30, 2022, our operating lease liabilities were $6.2 million, of which $1.6 million was recorded in Accrued expenses and $4.6 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $0.1 million and lease restoration liabilities of $0.3 million.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2022.

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

The net carrying costs of fixed assets are exposed to impairment losses if our assumptions and estimates of their carrying values change, there is a change in estimated future cash flow, or there is a change in the estimated useful life of the fixed asset. Based on management’s analysis, no impairment indicators existed for the six months ended June 30, 2022 and the year ended December 31, 2021.

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of June 30, 2022, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and six months ended June 30, 2022.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and six months ended June 30, 2022, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At June 30, 2022 and December 31, 2021, deferred revenue was $6.0 million and $4.9 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at each of June 30, 2022 and December 31, 2021 was $4.3 million. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $3.2 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(1,874)
Loyalty points used	(4,761)
Loyalty points vested	5,681
Loyalty points unvested	972
Loyalty deferred revenue as of June 30, 2022	$4,310

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

	May 2022 Grant	June 2022 Grant
Estimated fair value per of options granted:	$9.93	$6.72
Assumptions:
Annualized dividend yield	2.6%	3.9%
Risk-free rate of return	2.9%	3.4%
Common stock price volatility	63.6%	64.9%
Expected average life of stock options (in years)	4.5	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2022, we had 126,276 shares available for grant in the future. During the six months ended June 30, 2022, the Company granted 11,807 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2022 were as follows:

	Six months ended June 30, 2022			As of June 30, 2022
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.68800	0.75967	0.71985	0.68888
Canada (Canadian Dollar)	0.76770	0.80212	0.78670	0.77669
China (Renminbi)	0.14731	0.15849	0.15455	0.14927
Colombia (Peso)	0.00024	0.00027	0.00026	0.00024
Czech Republic (Koruna)	0.04150	0.04713	0.04442	0.04242
Denmark (Kroner)	0.13972	0.15398	0.14708	0.14102
Hong Kong (Hong Kong Dollar)	0.12739	0.12848	0.12779	0.12745
Japan (Yen)	0.00733	0.00880	0.00817	0.00733
Mexico (Peso)	0.04685	0.05123	0.04937	0.04966
New Zealand (New Zealand Dollar)	0.62318	0.69733	0.66409	0.62318
Norway (Krone)	0.10015	0.11627	0.10984	0.10158
Republic of Korea (Won)	0.00077	0.00084	0.00081	0.00077
Singapore (Singapore Dollar)	0.71701	0.74481	0.73300	0.71932
South Africa (Rand)	0.06172	0.06904	0.06503	0.06193
Sweden (Krona)	0.09810	0.11198	0.10451	0.09818
Switzerland (Franc)	0.99684	1.09692	1.06019	1.04758
Taiwan (New Taiwan Dollar)	0.03352	0.03632	0.03488	0.03367
United Kingdom (British Pound)	1.20813	1.37226	1.30018	1.21608
Various countries (1) (Euro)	1.03959	1.14574	1.09422	1.04906
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

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2022, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material changes to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased (b) (in thousands)
April 1, 2022 - April 30, 2022	—	$—	—	$7,788
May 1, 2022 - May 31, 2022	12,412	$24.84	12,412	$7,480
June 1, 2022 - June 30, 2022	16,042	$20.79	16,042	$7,146
Total	28,454		28,454

(a)We have an ongoing authorization, originally approved by our Board on August 28, 2006 to repurchase up to $20.0 million of shares of our common stock, which was subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December 2019, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. In August 2020, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through August 16, 2021. In September 2021, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through September 21, 2022. Any repurchases pursuant to an authorized share repurchase program would be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of any share repurchases would be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and could be suspended or discontinued at any time. All or part of any such repurchases could be implemented under a Rule 10b5-1 trading plan.
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

MANNATECH, INCORPORATED

Dated: August 12, 2022	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 12, 2022	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)