Form 10-Q
period 2022-09-30
MANNATECH INC
filed 2022-11-08
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
OR
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
Yes  ☐ No ☒

As of October 31, 2022, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,858,467.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2022 (unaudited)	December 31, 2021
Cash and cash equivalents	$15,092	$24,185
Restricted cash	944	944
Accounts receivable, net of allowance of $899 and $987 in 2022 and 2021, respectively	270	90
Income tax receivable	368	342
Inventories, net	15,251	12,020
Prepaid expenses and other current assets	1,943	2,888
Deferred commissions	2,574	2,369
Total current assets	36,442	42,838
Property and equipment, net	3,613	2,882
Construction in progress	283	1,357
Long-term restricted cash	435	503
Other assets	8,757	9,220
Deferred tax assets, net	2,970	2,825
Total assets	$52,500	$59,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$65	$68
Accounts payable	4,581	3,969
Accrued expenses	7,504	9,224
Commissions and incentives payable	8,402	9,611
Taxes payable	1,908	2,154
Current notes payable	323	205
Deferred revenue	5,952	4,867
Total current liabilities	28,735	30,098
Finance leases, excluding current portion	102	66
Other long-term liabilities	5,052	5,049
Total liabilities	33,889	35,213

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,874,930 shares outstanding as of September 30, 2022 and 2,742,857 shares issued and 1,940,687 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	33,418	33,277
Retained earnings	8,567	7,708
Accumulated other comprehensive (loss) income	(3,053)	2,342
Treasury stock, at average cost, 867,927 shares as of September 30, 2022 and 802,170 shares as of December 31, 2021	(20,321)	(18,915)
Total shareholders’ equity	18,611	24,412
Total liabilities and shareholders’ equity	$52,500	$59,625

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$35,513	$39,446	$102,873	$120,269
Cost of sales	7,416	7,903	22,427	25,251
Gross profit	28,097	31,543	80,446	95,018

Operating expenses:
Commissions and incentives	14,242	15,731	41,487	48,227
Selling and administrative expenses	6,656	7,156	20,479	21,838
Depreciation and amortization expense	716	408	1,349	1,360
Other operating costs	5,126	4,962	14,886	15,500
Total operating expenses	26,740	28,257	78,201	86,925

Income from operations	1,357	3,286	2,245	8,093
Interest income, net	19	15	57	44
Other income (expense), net	287	(19)	288	(149)
Income before income taxes	1,663	3,282	2,590	7,988

Income tax provision	(472)	(352)	(571)	(735)
Net income	$1,191	$2,930	$2,019	$7,253

Earnings per common share:
Basic	$0.62	$1.54	$1.05	$3.63
Diluted	$0.61	$1.44	$1.01	$3.47

Weighted-average common shares outstanding:
Basic	1,906	1,903	1,932	2,010
Diluted	1,949	2,031	2,017	2,095

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$1,191	$2,930	$2,019	$7,253
Foreign currency translations	(2,561)	(1,254)	(5,395)	(2,538)
Comprehensive (loss) income	$(1,370)	$1,676	$(3,376)	$4,715

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—		22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

Net income	—	—	694	—	—	694
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	48	—	—	—	48
Repurchase of common stock	—	—	—	—	(643)	(643)
Foreign currency translations	—	—	—	(2,161)	—	(2,161)
Balance at June 30, 2022	$—	$33,407	$7,756	$(492)	$(19,393)	$21,278

Net income	—	—	1,191	—	—	1,191
Payment of cash dividends	—	—	(380)	—	—	(380)
Charge related to stock-based compensation	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	(928)	(928)
Foreign currency translations	—	—	—	(2,561)	—	(2,561)
Balance at September 30, 2022	$—	$33,418	$8,567	$(3,053)	$(20,321)	$18,611

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2021	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net income	—	—	2,194	—	—	2,194
Payment of cash dividends	—	—	(333)	—	—	(333)
Charge related to stock-based compensation	—	6	—	—	—	6
Issuance of unrestricted shares	—	(44)	—	—	254	210
Repurchase of common stock	—	—	—	—	(350)	(350)
Foreign currency translations	—	—	—	(1,356)	—	(1,356)
Balance at March 31, 2021	$—	$33,757	$4,074	$3,794	$(15,282)	$26,343

Net income	—	—	2,129	—	—	2,129
Payment of cash dividends	—	—	(330)	—	—	(330)
Charge related to stock-based compensation	—	29	—	—	—	29
Stock option exercises	—	(28)	—	—	28	—
Repurchase of common stock	—	—	—	—	(4,511)	(4,511)
Foreign currency translations	—	—	—	72	—	72
Balance at June 30, 2021	$—	$33,758	$5,873	$3,866	$(19,765)	$23,732

Net income	—	—	2,930	—	—	2,930
Payment of cash dividends	—	—	(384)	—	—	(384)
Charge related to stock-based compensation	—	7	—	—	—	7
Stock option exercises	—	(316)	—	—	629	313
Repurchase of common stock	—	—	—	—	(191)	(191)
Foreign currency translations	—	—	—	(1,254)	—	(1,254)
Balance at September 30, 2021	$—	$33,449	$8,419	$2,612	$(19,327)	$25,153

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,019	$7,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,360
Non-cash operating lease expense	1,550	1,745
Provision for inventory losses	465	(121)
Provision for doubtful accounts	(132)	121
(Gain) Loss on disposal of assets	(3)	37
Charge related to stock-based compensation	306	252
Deferred income taxes	(145)	140
Changes in operating assets and liabilities:
Accounts receivable	(48)	(77)
Income tax receivable	(26)	681
Inventories	(3,696)	(905)
Prepaid expenses and other current assets	1,583	33
Deferred commissions	(205)	46
Other assets	656	488
Accounts payable	612	(66)
Accrued expenses	(3,459)	634
Other long-term liabilities	3	(1,651)
Taxes payable	(246)	767
Commissions and incentives payable	(1,209)	(228)
Deferred revenue	1,085	337
Net cash provided by operating activities	459	10,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(889)	(513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	314
Repurchase of common stock	(1,571)	(5,052)
Payment of cash dividends	(1,160)	(1,048)
Repayment of notes payable and finance lease liabilities	(583)	(323)
Net cash used in financing activities	(3,314)	(6,109)
Effect of currency exchange rate changes on cash and cash equivalents	(5,417)	(2,518)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,161)	1,706
Cash, cash equivalents, and restricted cash at the beginning of the period	25,632	27,497
Cash, cash equivalents, and restricted cash at the end of the period	$16,471	$29,203

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$690	$124
Interest paid on finance leases and other financing arrangements	24	30
Assets acquired through other financing arrangements	638	—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	1,739	70
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	92	—
Treasury shares exchanged for stock options exercised	22	86

See accompanying notes to unaudited consolidated financial statements.

k

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

While the conditions described above are expected to be temporary, prolonged workforce disruptions, disruption in our supply chain or potential decreases in consumer demands may negatively impact sales and the Company’s overall liquidity. The full impact of COVID-19 continues to evolve and we are actively monitoring the global situation with a focus on our financial condition, liquidity, operations, suppliers, industry, and workforce.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered the most significant are described in this note to the consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of September 30, 2022 and December 31, 2021, credit card receivables were $2.4 million and $1.2 million, respectively. As of September 30, 2022 and December 31, 2021, cash and cash equivalents held in bank accounts in foreign countries totaled $12.4 million and $22.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $17.8 million and $20.1 million at September 30, 2022 and December 31, 2021, respectively. In addition, for the three and nine months ended September 30, 2022 and 2021, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of September 30, 2022 and December 31, 2021, our total restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	$24,185	$22,207
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	503	4,346
Cash, cash equivalents, and restricted cash at beginning of period	$25,632	$27,497

Cash and cash equivalents at end of period	$15,092	$24,185
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	435	503
Cash, cash equivalents, and restricted cash at end of period	$16,471	$25,632

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2022 and December 31, 2021, receivables consisted primarily of amounts due from preferred customers and associates. At September 30, 2022 and December 31, 2021, the Company's accounts receivable balance (net of allowance) were $0.3 million and $0.1 million, respectively. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At September 30, 2022 and December 31, 2021, the Company held an allowance for doubtful accounts of $0.9 million and $1.0 million, respectively.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of September 30, 2022 and December 31, 2021, other assets were $8.8 million and $9.2 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $4.8 million and $4.6 million as of September 30, 2022 and December 31, 2021, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $1.8 million and $1.9 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, included in the September 30, 2022 and December 31, 2021 balances was $2.0 million and $2.4 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the September 30, 2022 and December 31, 2021 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of September 30, 2022 and December 31, 2021, accrued expenses were $7.5 million and $9.2 million, respectively. These amounts primarily consisted of $1.8 million and $2.4 million representing employee benefits, which included accrued wages, bonus and severance as of September 30, 2022 and December 31, 2021, respectively. Also included in the September 30, 2022 and December 31, 2021 balances were non-inventory accrued liabilities of $2.6 million and $3.4 million, respectively. Additionally, included in both the September 30, 2022 and December 31, 2021 balances was $1.5 million for the current portion of operating lease liabilities. At September 30, 2022 and December 31, 2021, also included in the balances were $0.9 million and $1.0 million for accrued auditing and accounting fees, respectively. At September 30, 2022 and December 31, 2021, other accrued expenses were $0.8 million and $0.9 million, respectively.

Notes Payable

Notes payable were $0.3 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively, as a result of short-term financing arrangements for insurance policies. At September 30, 2022 and December 31, 2021, the current portion was $0.3 million and $0.2 million, respectively. There was no long-term portion at either period.

Other Long-Term Liabilities

Other long-term liabilities were $5.1 million and $5.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the balance is primarily composed of long-term operating lease obligations of $4.4 million and $4.3 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of September 30, 2022 and December 31, 2021, accrued restoration costs related to these leases amounted to $0.2 million. At each of September 30, 2022 and December 31, 2021, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2021 Annual Report).

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
Revenues from associate fees relate to providing associates with the right to earn commissions, benefits and incentives for an annual period. Revenue from software tools included in the first contractual year is recognized over three months and revenue from associate fees is recognized over twelve months (see Contracts with Multiple Performance Obligations for recognition guidelines). Almost all orders are paid via credit card. See Note 10, Segment Information, for disaggregation of revenues by geographic segment and type.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Contracts with Multiple Performance Obligations

Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above, the sale of the product.

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.4 million for the year ended December 31, 2021. Of this balance, $1.1 million was amortized to commissions expense for the nine months ended September 30, 2022. At September 30, 2022, deferred commissions were $2.6 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2021, the Company’s deferred revenue was $4.9 million. Of this balance, $2.8 million was recognized as revenue for the nine months ended September 30, 2022. At September 30, 2022, the Company’s deferred revenue was $6.0 million.

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at each of September 30, 2022 and December 31, 2021 was $4.2 million and $4.3 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(2,569)
Loyalty points used	(7,431)
Loyalty points vested	8,964
Loyalty points unvested	909
Loyalty deferred revenue as of September 30, 2022	$4,165

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. As of each of the periods set forth below, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	575
Adjustment related to sales made in prior periods	—
Actual returns or credits related to current period	(522)
Actual returns or credits related to prior periods	(49)
Sales reserve as of September 30, 2022	$59

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
    Accounting Pronouncements Issued but Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") which defers the effective date for smaller reporting companies by three years to December 15, 2022 for fiscal years, and interim periods within those fiscal years, beginning after that date. Accordingly, this standard will be effective for the Company as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company does not believe the new guidance will have a material impact on our consolidated financial statements or existing internal controls.

    Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$3,295	$3,271
Finished goods	12,357	9,196
Inventory reserves for obsolescence	(401)	(447)
Total	$15,251	$12,020

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 28.4% and 22.0%, respectively. For the three and nine months ended September 30, 2021, the Company’s effective tax rate was 10.7% and 9.2%, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and nine months ended September 30, 2022 was different from the federal statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the three and nine months ended September 30, 2021 was different from the federal statutory rate due to the foreign derived intangible deduction and utilization of foreign tax credits.

NOTE 4: EARNINGS PER SHARE

    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).

    In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2022, the Company used the quarterly and nine month ended average common stock close price of $20.10 and $27.58 per share, respectively.

For the three and nine months ended September 30, 2022, there were 1.91 million and 1.93 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For the three and nine months ended September 30, 2022, approximately 0.04 million and 0.09 million shares, respectively, subject to options were included in the calculation resulting in 1.95 million and 2.02 million dilutive shares, respectively, used to calculate diluted EPS. For the three months ended September 30, 2022, less than 0.1 million shares were excluded from the diluted EPS calculation as the effect would have been antidilutive. For the nine months ended September 30, 2022, approximately 0.1 million shares were excluded from the diluted EPS calculation as the effect would have been antidilutive.

In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2021, the Company used the quarterly and nine month ended average common stock close price of $31.05 and $23.93 per share, respectively.

For the three and nine months ended September 30, 2021, there were 1.90 million and 2.01 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For the three and nine months ended September 30, 2021, approximately 0.13 million and 0.09 million shares subject to options were included in the calculation resulting in 2.03 million and 2.10 million dilutive shares used to calculate diluted EPS, respectively. For the three months ended September 30, 2021, no shares were excluded from the diluted EPS calculation. For the nine months ended September 30, 2021, approximately 0.1 million shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2022, the Company had a total of 126,276 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the nine months ended September 30, 2022 and 2021, the Company granted 11,807 and 10,000 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was approximately $7.21 and $6.77 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total gross compensation expense	$11	$7	$66	$42
Total tax benefit associated with compensation expense	2	2	15	10
Total net compensation expense	$9	$5	$51	$32

As of September 30, 2022, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2022	Years ending December 31,
		2023	2024
Total gross unrecognized compensation expense	$12	$33	$10
Tax benefit associated with unrecognized compensation expense	3	8	2
Total net unrecognized compensation expense	$9	$25	$8

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

During the three months ended September 30, 2022, the Company repurchased 46,332 shares of its outstanding common stock. During the three months ended September 30, 2021, there were no shares repurchased.

During the nine months ended September 30, 2022, the Company repurchased 77,743 shares of its outstanding common stock. During the nine months ended September 30, 2021, the Company repurchased 190,748 shares of its outstanding common stock, which included 171,433 shares of its outstanding common stock repurchased pursuant to a tender offer.

As of September 30, 2022, the Company had 1,874,930 shares of common stock outstanding. As of September 30, 2021, the Company had 1,921,761 shares of common stock outstanding.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), reflected in the Consolidated Statement of Shareholders’ Equity, represents net income plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2021	$1,961	$381	$2,342
Current-period change (1)	(5,395)	—	(5,395)
Balance as of September 30, 2022	$(3,434)	$381	$(3,053)

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

On August 30, 2022, the Board declared a dividend of $0.20 per share that was paid on September 28, 2022 to shareholders of record on September 14, 2022, for an aggregate amount of $0.4 million.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at September 30, 2022.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2021 Annual Report.

    As of September 30, 2022, the Company had net operating lease right-of-use assets of $4.8 million and net finance lease right-of-use assets of $0.2 million. At September 30, 2022, our operating lease liabilities were $5.9 million and our finance lease liabilities were $0.2 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2022 were 4.34 years and 4.4%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2022 were 3.38 years and 7.4%, respectively. The Company's uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

    As of September 30, 2022 and December 31, 2021 our right-of-use assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2022	December 31, 2021
Right-of-use assets
Operating leases	Other assets	$4,752	$4,625
Finance leases	Property and equipment, net	207	180
Total right-of-use assets		$4,959	$4,805

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,498	$1,493
Finance leases	Current portion of finance leases	65	68
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	4,406	4,318
Finance leases	Finance leases, excluding current portion	102	66
Total lease liabilities		$6,071	$5,945

As of September 30, 2022 the Company's minimum future lease payments on operating and finance leases were as follows (in thousands):

	September 30, 2022
Maturity of lease liabilities	Operating Leases	Finance Leases
Remaining 2022	$474	$21
2023	1,724	68
2024	1,666	43
2025	1,060	22
2026	695	21
Thereafter	916	9
Total minimum lease payments	$6,535	$184
Imputed interest	(631)	(17)
Present value of minimum lease payments	$5,904	$167

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2022.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$5,631	—	—	$5,631
Total assets	$5,631	$—	$—	$5,631
Amounts included in:
Cash and cash equivalents	$4,798	$—	$—	$4,798
Restricted cash	680	—	—	680
Long-term restricted cash	153	—	—	153
Total	$5,631	$—	$—	$5,631

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$7,838	—	—	$7,838
Total assets	$7,838	$—	$—	$7,838
Amounts included in:
Cash and cash equivalents	$6,986	$—	$—	$6,986
Restricted cash	680	—	—	680
Long-term restricted cash	172	—	—	172
Total	$7,838	$—	$—	$7,838

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2022		2021		2022		2021
Americas	$11.1	31.3%	$11.2	28.4%	$30.6	29.8%	$34.5	28.7%
Asia/Pacific	21.4	60.2%	24.2	61.4%	63.2	61.4%	74.0	61.5%
EMEA	3.0	8.5%	4.0	10.2%	9.1	8.8%	11.8	9.8%
Totals	$35.5	100.0%	$39.4	100.0%	$102.9	100.0%	$120.3	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated product sales	$33.6	$36.9	$97.5	$113.2
Consolidated pack sales and associate fees	1.7	2.4	4.8	6.5
Consolidated other	0.2	0.1	0.6	0.6
Consolidated total net sales	$35.5	$39.4	$102.9	$120.3

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2022 and December 31, 2021, reside in the following regions, as follows (in millions):

Region	September 30, 2022	December 31, 2021
Americas	$3.5	$3.8
Asia/Pacific	0.4	0.4
EMEA	—	—
Total	$3.9	$4.2

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2022	December 31, 2021
Americas	$8.0	$5.7
Asia/Pacific	5.7	4.7
EMEA	1.6	1.6
Total	$15.3	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2022 as compared to the same period in 2021, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2021 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 150,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $3.9 million, or 10.0%, to $35.5 million, during the three months ended September 30, 2022, as compared to the same period in 2021. Net sales for the nine months ended September 30, 2022 decreased by $17.4 million, or 14.5%, to $102.9 million, as compared to the same period in 2021. For the three and nine months ended September 30, 2022, our net sales decreased 1.3% and 8.2%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); foreign exchange during the three and nine months ended September 30, 2022 decreased GAAP net sales by $3.4 million and $7.5 million, respectively, as compared to the same period in 2021. For the three and nine months ended September 30, 2022, our operations outside of the Americas accounted for approximately 68.7% and 70.3%, respectively, of our consolidated net sales.

In addition to the strong US Dollar, supply chain constraints worldwide impacted sales during the three and nine months ended September 30, 2022. For example, in North America, we sourced an alternative ingredient to resolve a shortage we experienced earlier in the year.

For the three months ended September 30, 2022, the average product order value decreased 7.1%, to $171, as compared to $184 for the same period in 2021. The average product order decreased by 7.8% to $175 for the nine months ended September 30, 2022, as compared to $190 during the same period in 2021.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	2022		2021		Change from 2021 to 2022
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$35,513	100.0%	$39,446	100.0%	$(3,933)	(10.0)%
Cost of sales	7,416	20.9%	7,903	20.0%	(487)	(6.2)%
Gross profit	28,097	79.1%	31,543	80.0%	(3,446)	(10.9)%

Operating expenses:
Commissions and incentives	14,242	40.1%	15,731	39.9%	(1,489)	(9.5)%
Selling and administrative expenses	6,656	18.7%	7,156	18.1%	(500)	(7.0)%
Depreciation and amortization expense	716	2.0%	408	1.0%	308	75.5%
Other operating costs	5,126	14.4%	4,962	12.6%	164	3.3%
Total operating expenses	26,740	75.3%	28,257	71.6%	(1,517)	(5.4)%
Income from operations	1,357	3.8%	3,286	8.3%	(1,929)	(58.7)%
Interest income	19	0.1%	15	—%	4	26.7%
Other income (expense), net	287	0.8%	(19)	—%	306	(1,610.5)%
Income before income taxes	1,663	4.7%	3,282	8.3%	(1,619)	(49.3)%
Income tax provision	(472)	(1.3)%	(352)	(0.9)%	(120)	34.1%
Net income	$1,191	3.4%	$2,930	7.4%	$(1,739)	(59.4)%

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	2022		2021		Change from 2021 to 2022
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$102,873	100.0%	$120,269	100.0%	$(17,396)	(14.5)%
Cost of sales	22,427	21.8%	25,251	21.0%	(2,824)	(11.2)%
Gross profit	80,446	78.2%	95,018	79.0%	(14,572)	(15.3)%

Operating expenses:
Commissions and incentives	41,487	40.3%	48,227	40.1%	(6,740)	(14.0)%
Selling and administrative expenses	20,479	19.9%	21,838	18.2%	(1,359)	(6.2)%
Depreciation and amortization expense	1,349	1.3%	1,360	1.1%	(11)	(0.8)%
Other operating costs	14,886	14.5%	15,500	12.9%	(614)	(4.0)%
Total operating expenses	78,201	76.0%	86,925	72.3%	(8,724)	(10.0)%
Income from operations	2,245	2.2%	8,093	6.7%	(5,848)	(72.3)%
Interest income	57	0.1%	44	—%	13	29.5%
Other (expense) income, net	288	0.3%	(149)	(0.1)%	437	(293.3)%
Income before income taxes	2,590	2.5%	7,988	6.6%	(5,398)	(67.6)%
Income tax provision	(571)	(0.6)%	(735)	(0.6)%	164	(22.3)%
Net income	$2,019	2.0%	$7,253	6.0%	$(5,234)	(72.2)%

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

Three-month period ended	September 30, 2022		September 30, 2021	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$35.5	$38.9	$39.4	$(0.5)	(1.3)%
Product	33.6	36.8	36.9	(0.1)	(0.3)%
Pack sales and associate fees	1.7	1.9	2.4	(0.5)	(20.8)%
Other	0.2	0.2	0.1	0.1	100.0%
Gross profit	28.1	30.9	31.5	(0.6)	(1.9)%
Income from operations	1.4	2.2	3.3	(1.1)	(33.3)%

Nine-month period ended	September 30, 2022		September 30, 2021	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$102.9	$110.4	$120.3	$(9.9)	(8.2)%
Product	97.5	104.5	113.2	(8.7)	(7.7)%
Pack sales and associate fees	4.8	5.3	6.5	(1.2)	(18.5)%
Other	0.6	0.7	0.6	0.1	16.7%
Gross profit	80.4	86.7	95.0	(8.3)	(8.7)%
Income from operations	2.2	4.1	8.1	(4.0)	(49.4)%

Net Sales
Consolidated net sales for the three months ended September 30, 2022 decreased by $3.9 million, or 10.0%, to $35.5 million, as compared to $39.4 million for the same period in 2021. Consolidated net sales for the nine months September 30, 2022, decreased by $17.4 million, or 14.5%, to $102.9 million, as compared to $120.3 million for the same period in 2021.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the three months ended September 30, 2022 and 2021 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
Americas	$11.1	31.3%	$11.2	28.4%
Asia/Pacific	21.4	60.2%	24.2	61.4%
EMEA	3.0	8.5%	4.0	10.2%
Total	$35.5	100.0%	$39.4	100.0%

Consolidated net sales by region for the nine months ended September 30, 2022 and 2021 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Americas	$30.6	29.8%	$34.5	28.7%
Asia/Pacific	63.2	61.4%	74.0	61.5%
EMEA	9.1	8.8%	11.8	9.8%
Total	$102.9	100.0%	$120.3	100.0%

For the three months ended September 30, 2022, net sales in the Americas decreased by $0.1 million, or 0.9%, to $11.1 million, as compared to $11.2 million for the same period in 2021. Our number of active independent associates and preferred customers declined 9.8%, which was partially offset by a 9.9% increase in revenue per active independent associate and preferred customer.

For the nine months ended September 30, 2022, net sales in the Americas decreased by $3.9 million, or 11.3%, to $30.6 million, as compared to $34.5 million for the same period in 2021. Our number of active independent associates and preferred customers declined 9.7% and revenue per active independent associate and preferred customers decreased 1.6%.

For the three months ended September 30, 2022, our operations outside of the Americas accounted for approximately 68.7% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 71.6% of our consolidated net sales.

For the nine months ended September 30, 2022, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 71.3% of our consolidated net sales.

For the three months ended September 30, 2022, Asia/Pacific net sales decreased by $2.8 million, or 11.6%, to $21.4 million, as compared to $24.2 million for the same period in 2021. Revenue per active independent associate and preferred customer decreased 10.4% and the number of active independent associates and preferred customers decreased 1.3%. Foreign currency exchange had the effect of decreasing revenue by $2.9 million for the three months ended September 30, 2022, as compared to the same period in 2021. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the nine months ended September 30, 2022, Asia/Pacific net sales decreased by $10.8 million, or 14.6%, to $63.2 million, as compared to $74.0 million for the same period in 2021. The result was a 13.4% decrease in revenue per active independent associate and preferred customer and an 8.2% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $6.6 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended September 30, 2022, EMEA net sales decreased by $1.0 million, or 25%, to $3.0 million, as compared to $4.0 million for the same period in 2021. The decrease was primarily due to a 25.5% decrease in the number of active independent associates and preferred customers, which was partially offset by an 0.7% increase in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.5 million for the three months ended September 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

For the nine months ended September 30, 2022, EMEA net sales decreased by $2.7 million, or 22.9%, to $9.1 million, as compared to $11.8 million for the same period in 2021. The decrease was primarily due to a 26.4% decrease in the number of active independent associates and preferred customers, which was partially offset by a 3.6% increase in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.9 million for the nine-month period ending September 30, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$33.6	$36.9	$(3.3)	(8.9)%
Consolidated pack sales and associate fees	1.7	2.4	(0.7)	(29.2)%
Consolidated other	0.2	0.1	0.1	100.0%
Total consolidated net sales	$35.5	$39.4	$(3.9)	(9.9)%

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$97.5	$113.2	$(15.7)	(13.9)%
Consolidated pack sales and associate fees	4.8	6.5	(1.7)	(26.2)%
Consolidated other	0.6	0.6	—	—%
Total consolidated net sales	$102.9	$120.3	$(17.4)	(14.5)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended September 30, 2022 decreased by $3.3 million, or 8.9%, as compared to the same period in 2021. Product sales decreased as both the average order value declined and the number of orders processed decreased. The average order value for the three months ended September 30, 2022 was $171, as compared to $184 for the same period in 2021. The number of orders processed during the three months ended September 30, 2022 decreased by 2.2%, to 203,664, as compared to 208,234 for the same period in 2021.

Product sales for the nine months ended September 30, 2022 decreased by $15.7 million, or 13.9%, as compared to the same period in 2021. Product sales decreased as both the average order value declined and the number of orders processed decreased. The average order value for the nine months ended September 30, 2022 was $175, as compared to $190 for the same period in 2021. The number of orders processed during the nine months ended September 30, 2022 decreased by 5.5%, to 587,919, as compared to 622,418 for the same period in 2021.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.6	2.3	(0.7)	(30.4)%
Total	$1.7	$2.4	$(0.7)	(29.2)%

	Nine Months Ended September 30,		Change
	2022	2021	Dollar	Percentage
New	$0.3	$0.4	$(0.1)	(25.0)%
Continuing	4.5	6.1	(1.6)	(26.2)%
Total	$4.8	$6.5	$(1.7)	(26.2)%

    Total pack sales and associate fees for the three months ended September 30, 2022 decreased by $0.7 million, or 29.2%, to $1.7 million, as compared to $2.4 million for the same period in 2021. The average value of packs and associate fees decreased to $71 for the third quarter of 2022, as compared to $87 for the same period in 2021. The total number of packs and associate fees sold decreased by 3,744, or 13.7%, to 23,605 for the three months ended September 30, 2022, as compared to the same period in 2021.

Total pack sales and associate fees for the nine months ended September 30, 2022 decreased by $1.7 million, or 26.2%, to $4.8 million, as compared to $6.5 million for the same period in 2021. The average value of packs and associate fees decreased to $68 for the third quarter of 2022, as compared to $89 for the same period in 2021. The total number of packs and associate fees sold decreased by 2,729, or 3.7%, to 70,603 for the nine months ended September 30, 2022, as compared to the same period in 2021.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2022 and 2021 were as follows:

	2022		2021
New	76,000	50.7%	86,000	51.8%
Continuing	74,000	49.3%	80,000	48.2%
Total	150,000	100.0%	166,000	100.0%

Recruitment of new independent associates and preferred customers decreased by 23.0% to 19,273 in the third quarter of 2022 from 25,036 in the third quarter of 2021.

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

For the three months ended September 30, 2022 and 2021, other sales were $0.2 million and $0.1 million, respectively.

At each of the nine months ended September 30, 2022 and 2021, other sales were $0.6 million.

Gross Profit

For the three months ended September 30, 2022, gross profit decreased by $3.4 million, or 10.9%, to $28.1 million, as compared to $31.5 million for the same period in 2021. For the three months ended September 30, 2022, gross profit as a percentage of net sales decreased to 79.1%, as compared to 80.0% for the same period in 2021 due to the effects of foreign exchange on our product costs and increased freight costs.

For the nine months ended September 30, 2022, gross profit decreased by $14.6 million, or 15.3%, to $80.4 million, as compared to $95.0 million for the same period in 2021. For the nine months ended September 30, 2022, gross profit as a percentage of net sales decreased to 78.2%, as compared to 79.0% for the same period in 2021 due to the effects of foreign exchange on our product costs and increased freight costs.

Commissions and Incentives

Commission expense for the three months ended September 30, 2022 decreased by 11.1%, or $1.7 million, to $13.5 million, as compared to $15.2 million for the same period in 2021. For the three months ended September 30, 2022, commissions as a percentage of net sales decreased to 38.1% from 38.5% for the same period in 2021.

Commission expense for the nine months ended September 30, 2022, decreased by 16.0%, or $7.4 million, to $39.0 million, as compared to $46.4 million for the same period in 2021. For the nine months ended September 30, 2022, commissions as a percentage of net sales decreased to 37.9% from 38.6% for the same period in 2021.

Incentive costs for the three months ended September 30, 2022 increased to $0.7 million, as compared to $0.5 million for the same period in 2021. For the three months ended September 30, 2022, incentives as a percentage of net sales increased to 2.0% from 1.3% for the same period in 2021.

Incentive costs for the nine months ended September 30, 2022, increased to $2.5 million, as compared to $1.8 million for the same period in 2021. For the nine months ended September 30, 2022, incentives as a percentage of net sales increased to 2.4% from 1.5% for the same period in 2021.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2022, selling and administrative expenses decreased by $0.5 million, or 7.0%, to $6.7 million, as compared to $7.2 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $0.7 million decrease in payroll costs and a $0.1 million decrease in warehouse costs, which was partially offset by a $0.3 million increase in marketing costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2022 increased to 18.7% from 18.1% for the same period in 2021.

For the nine months ended September 30, 2022, selling and administrative expenses decreased by $1.4 million, or 6.2%, to $20.5 million as compared to $21.8 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $0.9 million decrease in payroll costs, a $0.2 million decrease in warehouse costs, a $0.2 million decrease in marketing costs and a $0.1 million decrease in contract labor costs. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2022 increased to 19.9% from 18.2% or the same period in 2021.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended September 30, 2022, other operating costs increased by $0.1 million, or 3.3%, to $5.1 million, as compared to $5.0 million for the same period in 2021. For the three months ended September 30, 2022, other operating costs as a percentage of net sales increased to 14.4% from 12.6% for the same period in 2021. The increase in operating costs was primarily due to a $0.1 million increase in travel and entertainment.

For the nine months ended September 30, 2022, other operating costs decreased by $0.6 million, or 4.0%, to $14.9 million, as compared to $15.5 million for the same period in 2021. For the nine months ended September 30, 2022, other operating costs as a percentage of net sales increased to 14.5% from 12.9% for the same period in 2021. The decrease in operating costs was primarily due to a $0.5 million decrease in legal and consulting fees and a $0.1 million decrease in other costs that are variable to revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.7 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization expense was $1.3 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2021, other expense was $19,000.

Due to foreign exchange gains and losses, other income was 0.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, other expense was $0.1 million.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the three and nine months ended September 30:

Country	2022	2021
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China(1)	2.5%	5.0%
Colombia(2)	35.0%	31.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar(3)	12.5%	11.3%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Netherlands(4)	25.8%	—%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(5)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	20.6%
Switzerland(6)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(7)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(8)	22.2%	23.8%
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
(8)Includes blended state effective rate of 1.2% for 2022 and 2.8% for 2021 in addition to U.S. federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 28.4% and 22.0%, respectively. For the three and nine months ended September 30, 2021, the Company's effective tax rate was 10.7% and 9.2%, respectively.

The effective tax rates for the three and nine months ended September 30, 2022 were different from the federal statutory rate due primarily to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

The effective tax rate for the three months ended September 30, 2021 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2022, our cash and cash equivalents decreased by 37.6%, or $9.1 million, to $15.1 million from $24.2 million as of December 31, 2021. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances were $0.9 million at each of September 30, 2022 and December 31, 2021. The long-term portion of restricted cash balances were $0.4 million and $0.5 million at September 30, 2022 and December 31, 2021. Finally, fluctuations in currency rates produced a decrease of $5.4 million and $2.5 million in cash and cash equivalents for the nine months ended September 30, 2022 and 2021, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2022 and December 31, 2021, our working capital was $7.7 million and $12.7 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by/(Used in):	2022	2021
Operating activities	$0.5	$10.8
Investing activities	$(0.9)	$(0.5)
Financing activities	$(3.3)	$(6.1)

Operating Activities

For the nine months ending September 30, 2022, our primary source of cash was our profitable operations, which provided $0.5 million. We invested the cash generated from our profits in inventory and to pay accrued liabilities and accounts payable. During the same period in 2021, our primary source of cash was our profitable operations, which provided $10.8 million cash flow.

Investing Activities

For the nine months ended September 30, 2022 and 2021, we invested cash of $0.9 million and $0.5 million, respectively. During the nine months ended September 30, 2022, we invested approximately $0.9 million in back-office software projects and equipment, reported as property and equipment. During the nine months ended September 30, 2021, we invested approximately $0.4 million in back-office software projects and $0.1 million in leasehold improvements.

Financing Activities

For the nine months ended September 30, 2022 and 2021, our financing activities used cash of $3.3 million and $6.1 million, respectively. For the nine months ended September 30, 2022, we used $1.2 million in payments of dividends to shareholders, $1.6 million in the repurchase of our company stock and $0.6 million in the repayment of finance lease obligations. For the nine months ended September 30, 2021, we used $1.0 million in payments of dividends to shareholders, $5.1 million in the repurchase of our company stock, and $0.3 million in the repayment of finance lease obligations, which was partially offset by $0.3 million of cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months. As our primary source of liquidity is our cash flow from operations, this will be dependent on our ability to maintain and increase revenue and/or continue to reduce operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At September 30, 2022, we have one supply agreement that requires the Company to purchase an aggregate of $0.4 million through 2022 and $5.1 million annually through 2024, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At September 30, 2022, our operating lease liabilities were $5.9 million, of which $1.5 million was recorded in Accrued expenses and $4.4 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $0.2 million and lease restoration liabilities of $0.2 million.

We have pension obligations of $0.8 million related to our employee benefit at our Japan subsidiary.

In recent years, as we have responded to COVID-19, we have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely. The Company depends on an independent salesforce of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives have impacted their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 include government restrictions and changes in consumer demand for the Company's products. The Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.

Prolonged workforce disruptions, continued disruption in our supply chain or potential decreases in consumer demands could negatively impact our sales as well as the Company's liquidity; however, such impact is currently unknown.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of September 30, 2022.

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

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of September 30, 2022, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Revenues from associate fees relate to providing associates with the rights to earn commissions, benefits and incentives for an annual period. Associate fees are recognized evenly over the course of the annual period of the associate’s contract. We collected associate fees within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, and the United Kingdom during the three and nine months ended September 30, 2022.

The arrangement regarding associate fees has three service elements: (1) providing new associates with the eligibility to earn commissions, benefits and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ customized electronic business-building tool. Each of these service elements is provided over time to the customer. For the three and nine months ended September 30, 2022, the associate fees were allocated to these three service elements on a relative standalone selling price basis in accordance with ASC 606.

We defer certain components of revenue. At September 30, 2022 and December 31, 2021, deferred revenue was $6.0 million and $4.9 million, respectively. When participating in our loyalty program, customers earn loyalty points from qualified automatic orders that can be applied to future purchases. We defer the dollar equivalent in revenue of these points until the points are applied, forfeited or expired, which includes an estimate of the percentage of the unvested loyalty points that are expected to be forfeited or expired. The deferred revenue associated with the loyalty program at September 30, 2022 and December 31, 2021 was $4.2 million and $4.3 million, respectively. Deferred revenue consisted primarily of: (i) sales of packs and products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; and (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event. In total current assets, we defer commissions on (i) the sales of packs and products ordered but not received by the customers by the end of the respective period and (ii) the loyalty program. Deferred commissions were $2.6 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(2,569)
Loyalty points used	(7,431)
Loyalty points vested	8,964
Loyalty points unvested	909
Loyalty deferred revenue as of September 30, 2022	$4,165

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2022, we had 126,276 shares available for grant in the future. During the nine months ended September 30, 2022, the Company granted 11,807 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2022 were as follows:

	Nine months ended September 30, 2022			As of September 30, 2022
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.64483	0.75967	0.70793	0.64819
Canada (Canadian Dollar)	0.72950	0.80212	0.78014	0.73048
China (Renminbi)	0.13865	0.15849	0.15176	0.13974
Colombia (Peso)	0.00022	0.00027	0.00025	0.00022
Czech Republic (Koruna)	0.03902	0.04713	0.04328	0.03954
Denmark (Kroner)	0.12936	0.15398	0.14322	0.13088
Hong Kong (Hong Kong Dollar)	0.12739	0.12848	0.12767	0.12739
Japan (Yen)	0.00692	0.00880	0.00786	0.00692
Mexico (Peso)	0.04685	0.05123	0.04940	0.04956
New Zealand (New Zealand Dollar)	0.56510	0.69733	0.64745	0.56970
Norway (Krone)	0.09248	0.11627	0.10667	0.09308
Republic of Korea (Won)	0.00070	0.00084	0.00079	0.00070
Singapore (Singapore Dollar)	0.69382	0.74481	0.72738	0.69599
South Africa (Rand)	0.05542	0.06904	0.06297	0.05565
Sweden (Krona)	0.08822	0.11198	0.10133	0.08898
Switzerland (Franc)	0.99684	1.09692	1.05198	1.02109
Taiwan (New Taiwan Dollar)	0.03141	0.03632	0.03423	0.03151
United Kingdom (British Pound)	1.06884	1.37226	1.25932	1.09324
Various countries (1) (Euro)	0.96198	1.14574	1.06541	0.97329
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

Changes in Internal Control over Financial Reporting

    During the quarter ended September 30, 2022, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2022, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased(b) (in thousands)
July 1, 2022 - July 31, 2022	8,839	$17.53	8,839	$6,991
August 1, 2022 - August 31, 2022	10,080	$20.01	10,080	$6,789
September 1, 2022 - September 30, 2022	27,413	$20.80	27,413	$6,219
Total	46,332		46,332

(a)We have an ongoing authorization, originally approved by our Board on August 28, 2006 to repurchase up to $20.0 million of shares of our common stock, which was subsequently reactivated by our Board in August of 2016 and December of 2017, to repurchase up to $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock in the open market. In August of 2018 and November of 2018, our Board reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of our common stock to be repurchased in the open market. In December 2019, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through March 1, 2020. In August 2020, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through August 16, 2021. In September 2021, our Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through September 21, 2022. In September 2022, our Board approved a share repurchase program to acquire up to $1.5 million (of the original $20.0 million authorization) of our common stock through September 18, 2023. Any repurchases pursuant to an authorized share repurchase program would be made from time to time in the open market, through block trades or in privately negotiated transactions. The timing, volume and nature of any share repurchases would be at the discretion of management and dependent on market conditions, applicable securities laws and other factors, and could be suspended or discontinued at any time. All or part of any such repurchases could be implemented under a Rule 10b5-1 trading plan.
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

MANNATECH, INCORPORATED

Dated: November 8, 2022	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 8, 2022	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)