Form 10-K
period 2022-12-31
MANNATECH INC
filed 2023-03-17
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2022, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $17,136,784.50 based on the closing sale price of $16.50, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2023 was 1,873,608 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2023 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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
•ability of our outside suppliers and manufacturers to supply products in sufficient quantities and comply with our product safety and quality standards or applicable law;
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

PART I

Item 1.    Business

Overview
Mannatech, Incorporated ("Mannatech" or the "Company") is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
    We sell our products through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our business-building associates with an avenue to supplement their income and develop financial freedom by building their own business centered on our business philosophies and unique products. As of December 31, 2022, we had approximately 145,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months.
The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai’s website. Meitai is currently not a direct selling company in China nor can it operate under a multi-level marketing model in China. Products purchased on Meitai’s website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.
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
•In 2016, Mannatech rebranded the Company, including all new packaging and labels, and introduced an innovative, natural fat-loss system, TruHealthTM. Included in the system is the TruPLENISHTM Nutritional Shake, TruPURE® Cleanse Slimsticks and TruSHAPETM Fat-Loss Capsules.
•In 2017, Mannatech launched several new products, including GlycoCafé®, a glyconutritional coffee made with the whole coffee fruit, and Luminovation, a line of mass-market and premium Korean beauty products.

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
•In 2019, Mannatech’s key product launches were: Eye Health, TruPlenish Chocolate and Vanilla sachets, New Catalyst, Liver Support, and Sleep Support products in various markets.
•In 2020, Mannatech’s key product launches included a product suite to address microbiome health: new GI-Defense™ intestinal support product, improved GI-ProBalance pre/pro-biotic product and improved GI-Zyme digestive enzyme product, reformulated ImmunoStart and MannaBOOM products, and a re-launch of its MannaBears gummies.
•In 2021, Mannatech introduced Liver Support to the North American market, providing detox support for healthy liver function. In addition, Mannatech introduced Sugar Balance, Inner Beauty Collagen, and Luminovation to Korea, and, in Mexico, Mannatech introduced a drink mix, MannaZen con Aloe Prime.
•In 2022, Mannatech introduced existing products into new markets. Mannatech added the South African and Australian product Superfood Greens and Reds in the United States, launched Korean Luminovation skincare line in Hong Kong and Japan, and brought Manapol® and Ambrotose Life® to Canada. There were also reformulations for the purpose of enhancing existing products, such as the relaunch of EMPACT+ and Enzyme ProBalance. Mannatech introduced two unique drink mixes in Mexico, MannaForce+ and M Gold+.
Mannatech offers products that include glyconutrients, a unique category of nutrients sourced from plants and designed to provide a variety of health benefits. We focus on producing products that are from natural sources, as well as other scientifically based efficacious sources.
Integrative Health, which offers a variety of nutritional supplements that are designed to aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients designed to help keep specific body systems at optimal levels.
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
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, Manapol® Powder, MannaBears™, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, Chaga Cafe, Glycentials™, MannaTea™, PhytoCleanse, GlycoCafe®, MightyBears™, MannaGel™, Tru-C™ and TruCoffee®

Targeted Health
BounceBack®, CardioBALANCE®, GI-ProBalance® Slimstick, GI-Zyme®, GI-Defense®, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM® Slimsticks, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, I-Start, MannaAloe® with AloePrime®, Chlorophyll, MANNAGEL™, MegaKids, GlyCollagen con Aloe Prime, M Gold+ con aloe Prime™ and GlycoForce + con aloePrime™

Weight and Fitness	OsoLean®, SPORT™, TruHealth Fat Loss System, including: TruPLENISH™, TruPURE®, TruSHAPE™, EMPACT+®, EM∙PACT® and Mannashake
Skin Care	Emprizone®, FIRM with Ambrotose®, Uth® Facial Cleanser, Uth® Skin Rejuvenation Crème, Uth® Moisturizer, FreshDen®, Luminovation™ and MannaDent
Essentials	Catalyst™ Multivitamin, Eye Support, Liver Support, Joint Support and SUPERFOOD
Home Living	SERENITY Oils and Blends, Organt® and PURO

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Manapol® Powder and Optimal Support Packets. Revenue from these products were as follows for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,734	20.9%	$28,776	18.0%
TruHealth™	15,730	11.5%	18,010	11.3%
Advanced Ambrotose®	9,624	7.0%	11,158	7.0%
Manapol® Powder	7,909	5.8%	13,141	8.2%
Optimal Support Packets	6,916	5.0%	7,593	4.7%
Total	$68,913	50.2%	$78,678	49.2%

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

Industry Overview
Nutrition Industry. We operate in the nutritional supplement industry and distribute and sell our products through our own global network marketing channel. The nutritional supplement industry is fast-paced, highly fragmented, and intensely competitive. It includes companies that manufacture and distribute products that are intended to support the body’s performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals, and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the FDA and only included essential nutrients such as vitamins, minerals, and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances”, but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.
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
Direct Selling/Network Marketing Channel. Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2021, approximately 128 million global direct sellers collectively generated annual retail sales of $186.1 billion.

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
Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate websites, www.mannatechscience.org, www.mannatech.com, and www.allaboutmannatech.com.

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
▪offering highly-personalized and responsive customer service;
▪offering a satisfaction guarantee product return policy;
▪providing comprehensive corporate websites that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools (including www.mannatech.com, www.allaboutmannatech.com, www.mannatechscience.org, library.mannatech.com, training.mannatech.com, events.mannatech.com, and www.mannafest.com);
▪maintaining an extensive web-based downline management system called Success Tracker™ that provides access to web conferencing and downline organization reporting for our independent associates at minimal costs;
▪providing Mannatech+, an app and web-based platform that provides personalized web pages, to share videos, digital flyers, and more;
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
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2022, our Board of Directors is composed of six directors, including four independent directors. We believe our board members have a wealth of knowledge and experience in most aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property
Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2022, we had 41 registered trademarks in the United States and three trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2022, we had 592 registered trademarks in 40 countries and 16 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third-party anywhere in the United States provided the unauthorized third-party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.
Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2022, we had 11 patents for technology related to our Ambrotose® formulation, all of which are in 10 foreign jurisdictions. Overall, as of December 31, 2022, 94 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have six patent applications pending in various jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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
Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 145,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the year ended December 31, 2022, and we had approximately 163,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the year ended December 31, 2021. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.
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

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry. Together, our commissions and incentives range from 35% to 43% of our consolidated net sales.
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
The FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of foods, dietary supplements, over-the-counter drugs, medical devices, cosmetics, and pharmaceuticals. In January 2000, the FDA issued a final rule called “Statements Made for Dietary Supplements Concerning the Effect of the Product on the Structure or Function of the Body”. In the rule and its preamble, the FDA distinguished between permitted claims under the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) relating to the effect of dietary supplements on the structure or functions of the body, and impermissible direct or implied claims of the effect of dietary supplements on any disease. In June 2007, the FDA issued a rule, as authorized under the FFDC Act, that defined current Good Manufacturing Practices in the manufacture and holding of dietary supplements (the “Good Manufacturing Practices”). Effective January 1, 2006, legislation required specific disclosures in labeling where a food, including a dietary supplement, contains an ingredient derived from any of eight named allergens. Legislation passed at the end of 2006 now requires us to report to the FDA any reports of “serious adverse events” associated with the use of a dietary supplement or an over-the-counter drug that is not covered by new drug approval reporting. The FDA created the Office of Dietary Supplements (“ODSP”) on December 21, 2015. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements.
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
The Modernization of Cosmetics Regulation Act of 2022, ("MoCRA"), was signed into law in December 2022. MoCRA expands the FDA’s oversight of the cosmetic industry. Most requirements under MoCRA will be effective in December 2023. Once fully implemented, MoCRA will require adverse event recordkeeping and reporting, manufacturer facility registration, product listing, records supporting safety substantiation, minor label modifications including contact information for adverse event reporting and labeling of fragrance allergens. MoCRA also grants the FDA the authority to initiate mandatory product recalls as well as the authority to suspend facility registration when warranted. Once the FDA issues the requisite rulemaking, cosmetic manufacturers will be required to comply with cosmetics-specific current Good Manufacturing Processes.
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
•our innovative marketing and educational tools; and
•our easy and convenient delivery system.

Employees
At December 31, 2022 and 2021, we employed 228 and 247 people, respectively, as set forth below:

	2022	2021
Americas	133	146
Asia/Pacific	83	89
EMEA	12	12
Total	228	247

	2022	2021
Full-time employees	228	246
Part-time employees	—	1
Total	228	247
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
As of December 31, 2022, we had approximately 145,000 active associates and preferred customer positions held by individuals who purchased our products and/or packs or paid associate fees within the last 12 months, of which 185 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

An increase in the amount of commissions and incentives paid to independent associates could adversely affect our earnings.
The payment of commissions and incentives, including bonuses and prizes, is our most significant expense. Together, our commissions and incentives range from 35% to 43% of our consolidated net sales. We closely monitor the amount of commissions and incentives as a percentage of net sales and may periodically adjust our compensation plan to better manage these costs. There can be no assurance that changes to the compensation plan will be successful in achieving target levels of commissions and incentives as a percentage of net sales and preventing these costs from having a significant adverse effect on our earnings. Furthermore, such changes may make it difficult to attract and retain independent associates or cause us to lose some of our existing independent associates.

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
•the MTech AO Blend® formulation, our proprietary antioxidant technology used in the Ambrotose AO® product; and
•a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.
We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2022, we had 11 patents for the technology relating to our Ambrotose® formulation, all of which were issued, granted, and validated in 10 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.
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
Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another three or more years.

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

If our outside suppliers and manufacturers fail to supply products in sufficient quantities and in a timely fashion or fail to comply with our product safety and quality standards or applicable law, our business could suffer.
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
We believe we have dependable third-party manufacturers. Our business depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards, which we expect our third-party contract manufacturers to meet. However, despite our commitment to product safety and quality, our contract manufacturers may not always meet these standards, particularly as we expand our manufacturing operations and product offerings. Further, our manufacturing operations are subject to numerous regulations, including food and drug, environmental, and labor regulations, which continue to expand and evolve and require substantial expenditures. If our contract manufacturers fail to comply with our product safety and quality standards or applicable law, or if our products are or become contaminated, damaged, adulterated, mislabeled, or misbranded, whether caused by us or someone in our supply chain or events outside of our or their control, we may be required to undertake costly remediation efforts, which may include product recalls, formulation changes, the destruction of inventory, and supply chain interruption, and may become subject to negative publicity, regulatory action or fines, and product liability claims, which could materially harm our reputation, business, financial condition, and operating results.

The loss of suppliers or shortages of raw materials could have an adverse effect on our business, financial condition, or results of operations.
We depend on outside suppliers for raw materials. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, energy costs, currency fluctuations, logistics service capacities, transportation interruptions, and natural disasters or other catastrophic events. For example, in March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread throughout our international regions and throughout the United States. Beginning in 2020 and continuing through 2022, the Company experienced shortages of raw materials and ingredients for some of its products.

We have experienced challenges in getting these materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity and other logistical issues within the supply chain. The extent to which COVID-19 impacts our future operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of multiple new variants of the virus that causes COVID-19, and the actions to contain COVID-19 or treat its impact, or the safety and efficacy of the various vaccines approved to treat COVID-19, among others. In particular, the continued spread of COVID-19 globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and clinical trial operations and could have an adverse impact on our business and our financial results.

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

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Manapol® Powder and Optimal Support Packets. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,734	20.9%	$28,776	18.0%
TruHealth™	15,730	11.5%	18,010	11.3%
Advanced Ambrotose®	9,624	7.0%	11,158	7.0%
Manapol® Powder	7,909	5.8%	13,141	8.2%
Optimal Support Packets	6,916	5.0%	7,593	4.7%
Total	$68,913	50.2%	$78,678	49.2%

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
The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2022 and 2021, cash and cash equivalents held in bank accounts in foreign countries totaled $11.3 million and $22.6 million, respectively.
We maintain supply agreements with our suppliers and manufacturers. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. One of our supply agreements, under which the supplier provides us with certain aloe vera-based raw materials, requires us to purchase raw materials in an aggregate amount of $7.9 million through 2024. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.
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
In February 2022, following Russia’s invasion of Ukraine, the U.S. and the EU imposed various economic sanctions against Russia. If Russia responds with retaliatory measures such as restrictions on the sale of oil or other energy resources from Russia to other countries in the region, that could result in an increase in our global shipping expenses, reduce our sales, or otherwise have an adverse effect on our European operations. Additionally, escalation by Russia beyond Ukraine and into other countries within the region, could also reduce our sales and have a negative effect on our European operations.

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
For the year ended December 31, 2022, we recognized 78.3% of net sales in markets outside of the United States and 69.7% in markets outside of the Americas. For the year ended December 31, 2021, we recognized 78.1% of net sales in markets outside of the United States and 70.7% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, our 2022 net sales decreased 7.6% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), and unfavorable foreign exchange caused a $10.5 million decrease in GAAP net sales as compared to 2021. In other words, 2022 sales would have been $10.5 million higher than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

The spread of COVID-19 underscores certain risks we face, and the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact to us of COVID-19.
On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The spread of COVID-19 underscores certain risks we face in our business that are described in this Annual Report on Form 10-K. Governmental and non-governmental organizations may not effectively combat the spread and severity of COVID-19, which could adversely impact our profitability. The adverse economic effects of COVID-19 may materially decrease demand for our products based on changes in consumer behavior or the restrictions in place by governments trying to curb the outbreak. For example, we rescheduled in-person corporate sponsored events in 2021 and in 2022, opting instead to hold virtual events. In many cases, our associates canceled in-person sales meetings and utilized online platforms to meet virtually. The majority of our events in 2022 were held virtually and those events that were in-person had much lower attendance as compared to similar meetings prior to the pandemic. While we do plan to hold corporate sponsored in-person events in 2023, we are prepared to transition those planned in-person events to virtual events. The continued uncertainty regarding the spread and duration of the COVID-19 pandemic, including the multiple new variants of the virus that causes COVID-19, could lead to adverse impacts on our sales in fiscal year 2023 and our overall liquidity.
Notwithstanding the relaxation of pandemic-related constraints in certain markets, considerable uncertainty remains surrounding the potential effects and the effectiveness of government initiatives to contain the spread of COVID-19 domestically and in our international markets, could continue to have material and adverse effects on our ability to operate effectively. Our ability and the ability of our independent associates to conduct business remains constrained in some of our key markets due to partial closure of certain businesses and the inability of our associates to market our products as a result of lockdowns and similar policies that may be implemented in an effort to mitigate the spread of COVID-19. Furthermore, the outbreak of COVID-19 continues to impact global economic activity, and has caused significant volatility and negative pressure in the financial markets. We experienced challenges in getting raw materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity.
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
On January 4, 2018, the FTC issued “Business Guidance Concerning Multi-Level Marketing” a non-binding guidance in question-and-answer format clarifying the FTC’s enforcement position regarding multi-level marketing. The guidance focuses on the characteristics of multi-level marketing and delineates the factors that the FTC staff is likely to consider in assessing whether or not a compensation structure is problematic. The FTC has broad enforcement authority and, while it issues guidance on how it interprets the applicable law, that guidance is not ultimately binding on the FTC. As a result, the FTC could decide to investigate or bring an enforcement action regarding practices that we interpret to be in line with applicable law and/or FTC guidance. For example, the FTC has challenged the distributor compensation plans used by other multi-level-marketing companies over the last few years. The FTC obtained consent decrees with those companies requiring those companies to (i) discontinue using all, or certain components of, their compensation plans; and (ii) implement a compensation plan that received prior approval from the FTC. In 2019, the FTC continued to challenge compensation plans and structures within the direct selling channel. In October 2019, following ongoing discussions with the FTC pertaining to an enforcement action, one of our competitors changed its business model from multi-level-marketing to direct-to-consumer as part of a stipulated order for permanent injunction. While consent decrees and orders entered into by our competitors are not binding on the Company, it does provide an insight into the FTC’s priorities regarding its interpretation and enforcement of regulations pertaining to the multi-level-marketing business model. While we prioritize ensuring that our business and compensation model are compliant, we cannot be certain that the FTC or similar regulatory body in another country will not modify or otherwise amend its guidance, laws, or regulations or interpret in a way that would render our current practices inconsistent with the same.
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
On October 28, 2021, the Company received a letter from the FTC regarding “Notices of Penalty Offenses Concerning Money-Making Opportunities and Endorsement and Testimonials." The Company was among 1,100 other companies to receive the letter which put companies on notice that they should be aware of what constitutes false or misleading income, earning, or product claims. As the FTC made clear in the letter, receipt of the letter is not a determination of wrongdoing. From a procedural standpoint, the FTC would still have to file a formal action if they determine the Company is in violation of the parameters laid out in the letter and then undergo an administrative hearing process. The letter is the first step in a process for the FTC to impose “civil monetary penalties of up to $43,792 per violation.” Nearly all Direct Selling Association (“DSA”) member companies received the notice along with non-members of the DSA in the direct selling channel, gig companies, franchise companies, and other companies offering business opportunities.

In March 2022 the FTC issued an Advanced Notice of Public Rulemaking: Trade Regulation Rule on the Use of Earnings Claims that proposes to regulate how the Company and its associates advertise and represent the business. Additionally, in November 2022, the FTC issued an Advanced Notice of Public Rulemaking regarding changes to the Business Opportunity Rule, which requires business opportunity sellers to give prospective buyers specific information to help evaluate a business or work-from-home opportunity. As a direct selling company, we are currently exempt from the Business Opportunity Rule. A potential rule on the use of earnings claims by us or our independent associates or an expansion of the business opportunity rule to include direct selling companies could have a negative effect on our business by requiring burdensome administrative disclosure obligations that could prevent individuals from engaging in our business.
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

We may be subject to challenges by private parties, including our independent associates and preferred customers, to the form of our network marketing system or elements of our business. In the United States, the network marketing industry and regulatory authorities have relied on the implementation of distributor rules and policies designed to promote retail sales to protect consumers, prevent inappropriate activities, and distinguish between legitimate network marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, discussions with regulatory authorities in several states, and domestic and global industry standards. As a member of the U.S. DSA, we are required to adhere to a code of ethics that protects our associates and their customers, and ensures all DSA members remain accountable to regulators, consumers, independent distributors, and the public.
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
On May 4, 2022, the Company received notice from its customs broker that the FDA held, inspected, and took samples for testing from shipments imported from Costa Rica of its Ambrotose Life® and Ambrotose® Complex products. We cooperated with the FDA and supplied requested documentation from our third-party manufacturer. The products were eventually released with the exception of one lot of Ambrotose Life® powder which was denied entry. There was an inconsistency in the results obtained by the FDA as compared to the results obtained by both the manufacturer and two independent labs engaged by the Company to conduct testing. Additionally, we engaged a food-safety expert to analyze the testing results. The third-party testing results were all within established specifications and at levels customarily seen with raw botanical powders. In addition to the extensive testing and analysis completed by the Company, the food safety expert reviewed FDA’s test results, the two third-party labs’ test results, and the documentation and testing from our manufacturer. The expert’s report was included as an exhibit to the Company’s response to the FDA. The expert’s report concluded that the Company’s analytical data from samples of the same lot that the FDA tested, supported a conclusion favoring the Company’s results. However, on February 9, 2023, we received notice that the FDA was refusing admission of the product. We scheduled return of that lot to the manufacturer.
On October 3, 2022, the Company received notice that the Ambrotose Life® powder product was being detained due to a labeling issue asserting that there are formatting issues on the supplement facts panel. The formatting issues, which have been corrected, centered on stating “O g” or “0%” instead of “< 1g” or less than “< 1%” for sugar and sodium, respectively. We were also asked to remove the statement, “Not a significant source of saturated fat, trans fat, cholesterol, protein, vitamin D, calcium, or iron.”
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
There has been an increasing movement in the United States and other markets to increase the regulation of dietary supplements, which could impose additional restrictions or requirements on us and increase the cost of doing business. On February 11, 2019, the FDA issued a statement from FDA Commissioner, Dr. Scott Gottlieb, regarding the agency's efforts to strengthen the regulation of dietary supplements. The FDA will be prioritizing and focusing resources on misbranded products bearing unproven claims to treat, cure, or mitigate disease. Commissioner Gottlieb established a Dietary Supplement Working Group tasked with reviewing the agency's organizational structure, process, procedures, and practices to identify opportunities to modernize the oversight of dietary supplements. Additionally, on December 21, 2015, the FDA created the ODSP. The creation of this new office elevates the FDA’s program from its previous status as a division under the Office of Nutrition and Dietary Supplements. ODSP will continue to monitor the safety of dietary supplements. In markets outside of the United States, prior to commencing operations or marketing new products, we may be required to obtain approvals, registrations, licenses, or certifications from an agency comparable to the FDA for the specific market. Approvals or registration may require reformulation of our products or may be unavailable to us with respect to certain products or ingredients. We must also comply with product labeling regulations, which vary by jurisdiction.
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
As of December 31, 2022, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 47.22% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Area	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	June 2028
St. Leonards, Australia (Australian headquarters)	3,940 sq. feet	N/A (1)
Shibuya-ku, Tokyo, Japan (Japanese headquarters)	5,338 sq. feet	September 2022
Minago-Ku Tokyo, Japan (Shinagawa Grand Central Tower)	3,497 sq. feet	April 2025
Yeongnam Tower, Sincheon-dong, (Daegu Center)	3,557 sq. feet	June 2024
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	10,596 sq. feet	June 2025
Gangnam-gu Seoul, Korea (Seoul training center)	18,441 sq. feet	June 2025
Haewoondae-gu, Busan, Korea (Pusan training center)	6,800 sq. feet	March 2027
Incheon, South Korea (Incheon training center)	7,754 sq. feet	April 2023
Taipei, Taiwan (Taiwan headquarters)	260 sq. feet	January 2023
Tsuen Wan, New Territories, Hong Kong (office)	5,306 sq. feet	N/A (1)
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2023
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2024
Richmond, BC (Canada training center)	1,963 sq. feet	September 2025
Markham, ON (office)	1,714 sq. feet	September 2024
Bedfordview, South Africa (office)	4,123 sq. feet	N/A (1)
Guadalajara, Mexico (customer service center)	4,187 sq. feet	March 2024
Mexico City, 1st flr Mexico (customer service center)	1,324 sq. feet	August 2023
Mexico City, 3rd flr Mexico	1,324 sq. feet	August 2023
Guadalajara, Mexico (office & balcony)	1,259 sq. feet	May 2024
Colima, Mexico (office)	732 sq. feet	December 2023
Amsterdam, Netherlands (shared office space)	50 sq.feet	August 2023

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

Holders. As of February 28, 2023, there were 1,089 shareholders of record.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities.

The following information is provided pursuant to Item 703 of Regulation S-K:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased(b) (in thousands)
October 1, 2022 - October 31, 2022	16,463	$22.59	16,463	$5,847
November 1, 2022 - November 30, 2022	1,822	$21.45	1,822	$5,808
December 1, 2022 - December 31, 2022	—	$—	—	$5,808
Total	18,285		18,285

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2022 and 2021. This discussion should be read in conjunction with “Item 15. – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

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
We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 145,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in 24 countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
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

Current Economic Conditions and Recent Developments

Overall net sales decreased $22.6 million, or 14.1%, for 2022, as compared to 2021. Our 2022 net sales declined $12.1 million, or 7.6%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $10.5 million decrease in GAAP net sales as compared to 2021.

RESULTS OF OPERATIONS
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2022 and 2021 (in thousands, except percentages).

	2022		2021		Change
	Total Dollars	% of net sales	Total Dollars	% of net sales	Dollar	Percentage
Net sales	$137,208	100.0%	$159,762	100.0%	$(22,554)	(14.1)%
Cost of sales	33,060	24.1%	34,149	21.4%	(1,089)	(3.2)%
Gross profit	104,148	75.9%	125,613	78.6%	(21,465)	(17.1)%

Operating expenses:
Commissions and incentives	55,483	40.4%	63,784	39.9%	(8,301)	(13.0)%
Selling and administrative expenses	27,470	20.0%	29,427	18.4%	(1,957)	(6.7)%
Depreciation and amortization	1,627	1.2%	1,719	1.0%	(92)	(5.4)%
Other operating costs	19,973	14.6%	21,634	13.5%	(1,661)	(7.7)%
Total operating expenses	104,553	76.2%	116,564	73.0%	(12,011)	(10.3)%
(Loss) income from operations	(405)	(0.3)%	9,049	5.7%	(9,454)	(104.5)%
Interest income	88	0.1%	66	—%	22	33.3%
Other (expense) income, net	(162)	(0.1)%	(223)	(0.1)%	61	27.4%
(Loss) income before income taxes	(479)	(0.3)%	8,892	5.6%	(9,371)	105.4%
Income tax (provision) benefit	(4,011)	(2.9)%	950	0.6%	(4,961)	(522.2)%
Net (loss) income	$(4,490)	(3.3)%	$9,842	6.2%	$(14,332)	145.6%

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

	2022		2021	Constant Dollar Change
	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$137.2	$147.7	$159.8	$(12.1)	(7.6)%
Product	$130.2	$140.0	$151.0	$(11.0)	(7.3)%
Pack and associate fees	$6.2	$6.9	$8.0	$(1.1)	(13.8)%
Other	$0.8	$0.8	$0.8	$—	—%
Gross profit	$104.1	$112.4	$125.6	$(13.2)	(10.5)%
(Loss) income from operations	$(0.4)	$1.9	$9.0	$(7.1)	(78.9)%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the years ended December 31, 2022 and 2021 were as follows (in millions, except percentages):

	2022		2021
Americas	$41.6	30.3%	$46.8	29.3%
Asia/Pacific	83.8	61.1%	97.7	61.1%
EMEA	11.8	8.6%	15.3	9.6%
Total	$137.2	100.0%	$159.8	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2022 and 2021 were as follows (in millions, except percentages):

	2022		2021
Domestic	$29.8	21.7%	$35.0	21.9%
Foreign	107.4	78.3%	124.8	78.1%
Total	$137.2	100.0%	$159.8	100.0%

Net Sales
Overall net sales decreased by $22.6 million, or 14.1%, for 2022, as compared to 2021. For the year ended December 31, 2022, our operations outside of the Americas accounted for approximately 69.7% of our consolidated net sales, whereas in the same period in 2021, our operations outside of the Americas accounted for approximately 70.7% of our consolidated net sales.
Sales for the Americas decreased by $5.2 million, or 11.1%, to $41.6 million for 2022 as compared to $46.8 million for the same period in 2021 as we worked through an unprecedented supply challenge that put a headwind on recruiting and contributed to a 10.0% decline in the number of active independent associates and preferred customers, which was partially offset by 1.3% increase in revenue per active independent associate and preferred customer.
During 2022, Asia/Pacific sales decreased by $13.9 million, or 14.2%, to $83.8 million as compared to $97.7 million for 2021. Foreign currency exchange had the effect of decreasing revenue by $9.3 million for the year ended December 31, 2022, as compared to the same period in 2021 and partially explains the 10.4% decrease in revenue per active independent associate and preferred customer. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen and Australian Dollar. The numbers of active independent associates and preferred customers decreased 6.9%.
During 2022, EMEA sales decreased by $3.5 million, or 22.9%, to $11.8 million as compared to $15.3 million for 2021. This decrease was primarily due to a 25.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 0.6% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $1.2 million for the year ended December 31, 2022 as compared to the same period in 2021. The currency impact is primarily due to the weakening of the South African Rand, British Pound and Euro.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

			Change
	2022	2021	Dollar	Percentage
Consolidated product sales	$130.2	$151.0	$(20.8)	(13.8)%
Consolidated pack sales and associate fees	6.2	8.0	(1.8)	(22.5)%
Consolidated other	0.8	0.8	—	—%
Total consolidated net sales	$137.2	$159.8	$(22.6)	(14.1)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2022 decreased by $20.8 million, or 13.8%, to $130.2 million, as compared to $151.0 million for the same period in 2021. The decrease in product sales was primarily due to a decrease in the average order value. The average order value in 2022 was $175, as compared to $190 for the same period in 2021. The number of orders processed during the year ended December 31, 2022 decreased by 5.6% as compared to the same period in 2021.
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
The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows, for the years ended December 31 (in millions, except percentages):

			Change
	2022	2021	Dollar	Percentage
New	$0.4	$0.5	$(0.1)	(20.0)%
Continuing	5.8	7.5	(1.7)	(22.7)%
Total	$6.2	$8.0	$(1.8)	(22.5)%

Total pack sales and associate fees for the year ended December 31, 2022 decreased by $1.8 million, or 22.5%, to $6.2 million, as compared to $8.0 million for the same period in 2021. The number of packs sold and associate fees collected decreased by 3.3%.
During 2022 and continuing into 2023, we took the following actions in an effort to increase the number of independent associates and preferred customers:
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

The approximate number of active new and continuing active associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended December 31 was as follows:

	2022		2021
New	75,000	51.7%	84,000	51.5%
Continuing	70,000	48.3%	79,000	48.5%
Total	145,000	100.0%	163,000	100.0%

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
For the years ended December 31, 2022 and 2021, other sales remained constant at $0.8 million.

Gross Profit
For the year ended December 31, 2022, gross profit decreased by $21.5 million, or 17.1%, to $104.1 million, as compared to $125.6 million for the same period in 2021. Gross profit as a percentage of net sales decreased to 75.9% for 2022, as compared to 78.6% for 2021 due to the impacts of foreign exchange (mostly Korea Won and Japanese Yen), and rising costs in our supply chain.

Commission and Incentives
As sales declined, commission expenses decreased for the year ended December 31, 2022, by 14.8%, or $9.1 million to $52.5 million, as compared to $61.6 million for the same period in 2021. Commissions as a percentage of net sales were 38.2% for the year ending December 31, 2022 and 38.5% for the same period in the prior year.
Incentive costs increased for the year ended December 31, 2022 by 36.4%, or $0.8 million, to $3.0 million as compared to $2.2 million for the same period in 2021. The costs of incentives, as a percentage of net sales increased to 2.2% for the year ended December 31, 2022, as compared to 1.4% for the same period in 2021. This increase was related to travel incentives in the Americas and Asia/Pacific.

Selling and Administrative Expenses
Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses.
For the year ended December 31, 2022, overall selling and administrative expenses decreased by $1.9 million, or 6.7%, to $27.5 million, as compared to $29.4 million for the same period in 2021. The decrease in selling and administrative expenses consisted of a $1.1 million decrease in payroll costs, a $0.5 million decrease in marketing costs and a $0.3 million decrease in distribution costs.

Other Operating Costs
Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.
For the year ended December 31, 2022, other operating costs decreased by $1.6 million, or 7.7%, to $20.0 million, as compared to $21.6 million for the same period in 2021. For the year ended December 31, 2022, other operating costs, as a percentage of net sales, were 14.6%, as compared to 13.5% for the same period in 2021. The decrease was due to a $0.7 million decrease in credit card fees, the resolution of the Korea Customs Audit (see Note 11, Commitments and Contingencies) for a $0.4 million lower cost than we expected, and a $0.3 million decrease in bad debt expense, and lower professional fees.

Depreciation and Amortization Expense
For the years ended December 31, 2022 and 2021, depreciation and amortization expense was $1.6 million and $1.7 million, respectively.

Other (Expense) Income, net
Primarily due to foreign exchange losses, other expense was $0.2 million and $0.2 million for the years ending December 31, 2022 and 2021, respectively.

Provision for Income Taxes
Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2022	2021
Australia	30.0%	30.0%
Bermuda	—%	—%
Canada	26.5%	26.5%
China(1)	25.0%	5.0%
Colombia(2)	35.0%	31.0%
Cyprus	12.5%	12.5%
Denmark	22.0%	22.0%
Gibraltar(3)	12.5%	11.3%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Mexico	30.0%	30.0%
Netherlands(4)	25.8%	—%
Norway	22.0%	22.0%
Republic of Korea	22.0%	22.0%
Russia(5)	20.0%	20.0%
Singapore	17.0%	17.0%
South Africa	28.0%	28.0%
Sweden	20.6%	20.6%
Switzerland(6)	9.2%	9.2%
Taiwan	20.0%	20.0%
Ukraine(7)	18.0%	18.0%
United Kingdom	19.0%	19.0%
United States(8)	23.2%	23.2%
(1)For 2021, the Company qualified for a reduced 5% tax rate in China as a Small Low Profit Enterprise, however in 2022, the Company no longer qualified for the reduced rate and is now taxed at the full 25% rate due to increased earnings.
(2)On November 1, 2019, the Company suspended operations in Colombia, but maintained the legal entity, Mannatech Colombia SAS. During Q2
2022, the Company liquidated the entity.
(3)The Company paid taxes at 10% for Gibraltar earnings until August 1, 2021, and 12.5% from August 1, 2021 onward.
    (4)On September 13, 2022, the Company established a legal entity in the Netherlands called Mannatech Netherlands BV.
(5)On August 1, 2016, the Company established a legal entity in Russia called Mannatech RUS Ltd., but currently does not operate in Russia.
(6)On July 1, 2019, the Company suspended operations in Switzerland, but maintains the legal entity.
(7)On March 21, 2014, the Company suspended operations in the Ukraine, but maintains the legal entity, Mannatech Ukraine LLC.
(8)Includes blended state effective rate of 2.2% for 2022 and 2021 in addition to the U.S federal statutory rate of 21%.

Foreign Tax
    Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

U.S. Tax
For each of the years ended December 31, 2022 and 2021, the Company’s effective tax rate was (837.4)% and (10.7)%, respectively. In 2022, the Company’s effective tax rate differed from the statutory rate due to additional taxes assessed as a result of the settlement of the income tax audit in Korea, the Company recording a valuation allowance on U.S. deferred tax assets largely driven by changes in expected earnings mix between jurisdictions and the relative impact of these items on decreased earnings. In 2021, the Company's effective rate differed from the statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions, taking the IRC Section 250 deduction and applying tax credits.
At December 31, 2022 and 2021, the Company’s valuation allowance was $9.8 million and $7.9 million, respectively. The provisions of Accounting Standards Codification Topic 740, Income Taxes (“ASC Topic 740”) require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified.
The valuation allowance against the Company’s deferred tax assets consisted of the following at December 31 (in thousands):

Country	2022	2021
China	$0.4	$0.5
Colombia	—	0.5
Cyprus	0.2	0.2
Mexico	1.8	1.9
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.3	0.5
Taiwan	0.6	0.6
United States	6.2	3.4
Total	$9.8	$7.9

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
As of December 31, 2022, our cash and cash equivalents and restricted cash decreased by 40.7%, or $10.4 million, to $15.2 million from $25.6 million as of December 31, 2021. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash at each of December 31, 2022 and 2021 was $0.9 million. Fluctuations in currency rates produced a decrease of $2.4 million in cash and cash equivalents in 2022 as compared to a decrease of $2.7 million in 2021.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At December 31, 2022, our working capital decreased by $7.6 million, or 59.8%, to $5.1 million from $12.7 million at December 31, 2021. The decrease in working capital is primarily due to a decrease in our current assets.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2022	2021
Operating activities	$(2.6)	$10.8
Investing activities	$(1.1)	$(0.7)
Financing activities	$(4.3)	$(9.3)

Operating Activities
Cash provided by operating activities decreased by $13.4 million for the year ended December 31, 2022, as compared to the same period in 2021. For the year ended December 31, 2022, this decrease was due to an operating loss and cash invested in inventory.

Investing Activities
During the year ended December 31, 2022 and 2021, we invested $1.1 million and $0.7 million in computer hardware and software, respectively.

Financing Activities
For the year ended December 31, 2022, our financing activities used cash of $4.3 million compared to cash used of $9.3 million for the same period of 2021. For the year ended December 31, 2022, we used approximately $0.8 million in the repayment of finance lease obligations and other long term liabilities, $1.5 million in the payment of dividends to shareholders, and $2.0 million in the repurchase of common stock. For the year ended December 31, 2021, we used approximately $0.4 million in the repayment of finance lease obligations and other long term liabilities, $4.3 million in the payment of dividends to shareholders, and $5.1 million for the repurchase of common stock, which was partially offset by $0.5 million cash provided by the exercise of stock options.

General Liquidity and Cash Flows

Short Term Liquidity
We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As our primary source of liquidity is our cash flows from operations, this will be dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all. As of December 31, 2022 and 2021, cash and cash equivalents held in bank accounts in foreign countries totaled $11.3 million and $22.6 million, respectively.
We are engaged in ongoing audits in various tax jurisdictions and other disputes in the normal course of business. It is impossible at this time to predict whether we will incur any liability, or to estimate the ranges of damages, if any, in connection with these matters. Adverse outcomes on these uncertainties may lead to substantial liability or enforcement actions that could adversely affect our cash position. The Canada Revenue Agency is auditing the Company's GST filings from January 2019 through April 2021. Management believes the likelihood of an additional GST liability or penalty from the audit is remote and therefore has not accrued a liability related to this audit at December 31, 2021. For more information see Note 1, Organization and Summary of Significant Accounting Policies, Note 7, Income Taxes, Note 11, Commitments and Contingencies, and Note 12, Litigation to our Consolidated Financial Statements.
We have contractual purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At December 31, 2022, we have one supply agreement that requires the Company to purchase an aggregate of $7.9 million through 2024, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At December 31, 2022, our operating lease liabilities were $5.8 million, of which $1.6 million was recorded in Accrued expenses and $4.2 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $0.2 million and lease restoration liabilities of $0.3 million.
We have a pension obligation of $0.3 million related to our employee benefit plan at our Japan subsidiary.
In recent years, as we have responded to COVID-19, we have taken steps to protect the health, safety and well-being of our customers, associates, employees, and communities by closing some offices and equipping various staff members to work remotely. The Company depends on an independent salesforce of distributors to market and sell its products to consumers. Developments such as social distancing and shelter-in-place directives has impacted their ability to engage with potential and existing customers. The adverse economic effects of COVID-19 include government restriction and changes in consumer demand for the Company’s products. The Company has rescheduled corporate sponsored events, and in some cases, our associates have canceled sales meetings.
Prolonged workforce disruptions, continued disruption in our supply chain, and potential decreases in consumer demands could negatively impact our sales as well as the Company’s overall liquidity in the next twelve months, however, such impact is currently unknown.
Long Term Liquidity
We believe our cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term. As our primary source of liquidity is from our cash flows from operations, this will be dependent on our ability to maintain and/or improve revenue as compared to operational expenses.
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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of Mannatech at the date of our financial statements. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical accounting policies and estimates as of December 31, 2022:

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
We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At each of December 31, 2022 and 2021, our inventory reserves were $0.4 million.

Uncertain Income Tax Positions and Tax Valuation Allowances
As required by ASC Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements. As of December 31, 2022, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions.

We also review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2022, we maintained a valuation allowance for deferred tax assets arising from our operations of $9.8 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2022, we had net deferred tax assets, after valuation allowance and deferred tax liabilities, totaling $1.5 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Revenue Recognition
Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We estimate order delivery dates using weighted averages of historical delivery data periodically provided by our freight carriers.
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
With regard to both of the aforementioned contracts, the Company determines the standalone selling prices by using observable inputs which includes the Company’s standard published price lists.

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

Accounting for Stock-Based Compensation
We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use highly subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates. For the year ended December 31, 2022, our assumptions and estimates used to determine the fair value of stock options granted in 2022 were as follows:

2022 Grants	May	June
Estimated fair value per share of options granted:	$9.93	$6.72
Assumptions:
Dividend yield	2.6%	3.9%
Risk-free interest rate	2.9%	3.4%
Expected market price volatility	63.6%	64.9%
Average expected life of stock options (in years)	4.5	4.5
Historically, our estimates and underlying assumptions have not materially deviated from our actual reported results and rates. However, we base assumptions we use on our best estimates, which involves inherent uncertainties based on market conditions that are outside of our control. If actual results are not consistent with the assumptions we use, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of stock-based compensation. For example, if actual employee forfeitures significantly differ from our estimated forfeitures, we may be required to adjust our consolidated financial statements in future periods. As of December 31, 2022, using our current assumptions and estimates, we anticipate recognizing less than $0.1 million in gross compensation expense through 2023 related to unvested stock options outstanding.
If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2022, we had 126,276 shares available for grant in the future.

Contingencies and Litigation
Each quarter, we evaluate the need to establish a reserve for any legal claims or assessments. We base our evaluation on our best estimates of the potential liability in such matters. The legal reserve would include an estimated amount for any damages and the probability of losing any threatened legal claims or assessments. No legal reserve was deemed necessary at December 31, 2022. The legal reserve is developed in consultation with our general and outside counsel and is based upon a combination of litigation and settlement strategies. Although we believe that our legal reserves and accruals are based on reasonable judgments and estimates, actual results could differ, which may expose us to material gains or losses in future periods. If actual results differ, if circumstances change, or if we experience an unanticipated adverse outcome of any legal action, including any claim or assessment, we would be required to recognize the estimated amount that could reduce net income, earnings per share, and cash flows.

We resolved the Busan Customs Office audit of Korea customs values for a $0.4 million lower cost than we accrued last year. As we process commissions monthly, Mannatech Korea receives from Mannatech Inc. payments for members’ commissions and these intercompany payments are settled by way of netting set-off with other transactions. We are seeking an official ruling from the Ministry of Economy and Finance involving the netting of receivables / payables in foreign currency between a Korean resident and a non-resident and whether this should be reported to the Bank of Korea or a designated foreign exchange bank under compliance with the Foreign Exchange Transactions Act ("FETA") of Korea. If it is confirmed in the ruling that the above transactions are subject to the advance reporting requirement under the FETA, there is a possibility of a penalty for the violation.

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
We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2022 were as follows:

	Year ended December 31, 2022			As of December 31, 2022
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.62084	0.75967	0.69513	0.67923
Canada (Canadian Dollar)	0.72052	0.80212	0.76917	0.73837
China (Renminbi)	0.13690	0.15849	0.14896	0.14445
Colombia (Peso)	0.00020	0.00027	0.00024	0.00021
Czech Republic (Koruna)	0.03902	0.04713	0.04292	0.04421
Denmark (Kroner)	0.12936	0.15398	0.14169	0.14360
Hong Kong (Hong Kong Dollar)	0.12739	0.12871	0.12771	0.12822
Japan (Yen)	0.00667	0.00880	0.00766	0.00758
Mexico (Peso)	0.04685	0.05203	0.04976	0.05131
New Zealand (New Zealand Dollar)	0.55670	0.69733	0.63632	0.63393
Norway (Krone)	0.09197	0.11627	0.10453	0.10148
Republic of Korea (Won)	0.00069	0.00084	0.00078	0.00079
Singapore (Singapore Dollar)	0.69382	0.74547	0.72574	0.74547
South Africa (Rand)	0.05449	0.06904	0.06141	0.05892
Sweden (Krona)	0.08813	0.11198	0.09930	0.09583
Switzerland (Franc)	0.99076	1.09692	1.04842	1.08295
Taiwan (New Taiwan Dollar)	0.03096	0.03632	0.03365	0.03258
United Kingdom (British Pound)	1.06884	1.37226	1.23759	1.20616
Various countries (1) (Euro)	0.96198	1.14574	1.05403	1.06772
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of December 31, 2022, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Item 9B.    Other Information

    None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2022.

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

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	10-K	000-24657	4.2	March 26, 2020
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea, Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics.	10-K	000-24657	14.1	March 16, 2007
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, LLP.	*	*	*	*
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

* Filed herewith.
† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 17, 2023	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 17, 2023	By:	/s/ David A. Johnson
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 17, 2023
Alfredo Bala

/s/ David A. Johnson	Chief Financial Officer (principal financial officer)	March 17, 2023
David A. Johnson

/s/ J. Stanley Fredrick	Chairman of the Board	March 17, 2023
J. Stanley Fredrick

/s/ Robert A. Toth	Director	March 17, 2023
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	March 17, 2023
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 17, 2023
Larry A. Jobe

/s/ Tyler Rameson	Director	March 17, 2023
Tyler Rameson

/s/ John Seifrick	Director	March 17, 2023
John Seifrick

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Transfer Pricing
As indicated in Note 15 to the consolidated financial statements, the Company sells products in twenty-five countries around the world, and a substantial majority of the Company’s consolidated net sales in 2022, were generated outside of the United States. As indicated in Note 7 to the consolidated financial statements, the Company's loss before income taxes of $0.5 million for the year ended December 31, 2022 comprised of a loss before income taxes of $7.8 million in the United States and income before income taxes of $7.3 million outside of the United States. This is primarily a function of the Company’s transfer pricing policies, which govern the allocation of taxable income among the Company’s various tax jurisdictions.
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

The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skill in transfer pricing regulations to assist in evaluating (i) the reasonableness of the Company’s transfer pricing policies, based on comparisons to comparable companies and precedents set by the various taxing authorities that govern the jurisdictions in which the Company operates, and (ii) jurisdictional profit margins to ensure that the Company’s intercompany transactions and other income allocation methodologies are appropriate and comply with the Company’s transfer pricing policies.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2007.
Dallas, Texas
March 17, 2023

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$13,777	$24,185
Restricted cash	944	944
Accounts receivable, net of allowance of $973 and $987 in 2022 and 2021, respectively	218	90
Income tax receivable	423	342
Inventories, net	14,726	12,020
Prepaid expenses and other current assets	2,389	2,888
Deferred commissions	2,476	2,369
Total current assets	34,953	42,838
Property and equipment, net	3,759	4,239
Long-term restricted cash	476	503
Other assets	8,439	9,220
Deferred tax assets, net	1,501	2,825
Total assets	$49,128	$59,625
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$61	$68
Accounts payable	4,361	3,969
Accrued expenses	7,510	9,224
Commissions and incentives payable	9,256	9,611
Taxes payable	3,281	2,154
Current notes payable	263	205
Deferred revenue	5,106	4,867
Total current liabilities	29,838	30,098
Finance leases, excluding current portion	88	66
Other long-term liabilities	5,026	5,049
Total liabilities	34,952	35,213
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,858,800 shares outstanding as of December 31, 2022 and 2,742,857 shares issued and 1,940,687 shares outstanding as of December 31, 2021	—	—
Additional paid-in capital	33,377	33,277
Retained earnings	1,686	7,708
Accumulated other comprehensive (loss) income	(208)	2,342
Treasury stock, at average cost, 884,057 shares as of December 31, 2022 and 802,170 shares as of December 31, 2021	(20,679)	(18,915)
Total shareholders’ equity	14,176	24,412
Total liabilities and shareholders’ equity	$49,128	$59,625
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2022	2021
Net sales	$137,208	$159,762
Cost of sales	33,060	34,149
Gross profit	104,148	125,613
Operating expenses:
Commissions and incentives	55,483	63,784
Selling and administrative expenses	27,470	29,427
Depreciation and amortization	1,627	1,719
Other operating costs	19,973	21,634
Total operating expenses	104,553	116,564
(Loss) income from operations	(405)	9,049
Interest income	88	66
Other (expense), net	(162)	(223)
(Loss) income before income taxes	(479)	8,892
Income tax (provision) benefit	(4,011)	950
Net (loss) income	$(4,490)	$9,842
(Loss) income per common share:
Basic	$(2.35)	$4.95
Diluted	$(2.35)	$4.71
Weighted-average common shares outstanding:
Basic	1,913	1,990
Diluted	1,913	2,088

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2022	2021
Net (loss) income	$(4,490)	$9,842
Other comprehensive loss, net of tax:
Foreign currency translations loss	(2,546)	(2,832)
Pension obligations, net of tax provision of $10 and $13 in 2022 and 2021, respectively	19	24
Other comprehensive Loss	$(2,527)	$(2,808)

Comprehensive (loss) income	$(7,017)	$7,034

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common stock	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at December 31, 2020	$—	$33,795	$2,213	$5,150	$(15,186)	$25,972
Net Income	—	—	9,842	—	—	9,842
Payment of cash dividends	—	—	(4,347)	—	—	(4,347)
Charge related to stock-based compensation	—	50	—	—	—	50
Issuance of unrestricted shares	—	(44)	—	—	254	210
Stock option exercises	—	(419)	—	—	964	545
Stock option exercises (cashless)	—	(105)	—	—	105	—
Repurchase of common stock	—	—	—	—	(5,052)	(5,052)
Foreign currency translation	—	—	—	(2,832)	—	(2,832)
Pension obligations, net of tax of $13	—	—	—	24	—	24
Balance at December 31, 2021	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net Loss	—	—	(4,490)	—	—	(4,490)
Payment of cash dividends	—	—	(1,532)	—	—	(1,532)
Charge related to stock-based compensation	—	78	—	—	—	78
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises (cashless)	—	(75)	—	—	75	—
Repurchase of common stock	—	—	—	—	(1,982)	(1,982)
Liquidation of subsidiary	—	—	—	(23)		(23)
Foreign currency translation	—	—	—	(2,546)	—	(2,546)
Pension obligations, net of tax of $10	—	—	—	19	—	19
Balance at December 31, 2022	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,490)	$9,842
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,627	1,719
Non-cash operating lease expense	1,868	2,201
Provision for inventory losses	543	638
(Recovery of) Provision for doubtful accounts	(26)	246
Loss on disposal of assets	3	36
(Gain) on disposal of subsidiary	(23)	—
Stock-based compensation expense	337	260
Deferred income taxes	1,226	(1,728)
Changes in operating assets and liabilities:
Accounts receivable	(102)	(150)
Income tax receivable	(81)	666
Inventories	(3,249)	169
Prepaid expenses and other current assets	1,296	144
Deferred commissions	(107)	(26)
Other Assets	768	486
Accounts payable	392	(828)
Accrued expenses and other long-term liabilities	(3,592)	(1,663)
Taxes payable	1,127	754
Commissions and incentives payable	(355)	(1,387)
Deferred revenue	239	(605)
Net cash (used in) provided by operating activities	(2,599)	10,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,063)	(650)
Net cash used in investing activities	(1,063)	(650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	545
Repurchase of common stock	(1,982)	(5,052)
Payment of cash dividends	(1,532)	(4,347)
Repayment of finance lease obligations and other financing obligations	(817)	(435)
Net cash used in financing activities	(4,331)	(9,289)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(2,442)	(2,700)
Net decrease in cash and cash equivalents and restricted cash	(10,435)	(1,865)
Cash and cash equivalents and restricted cash at the beginning of the year	25,632	27,497
Cash and cash equivalents and restricted cash at the end of the year	$15,197	$25,632
See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the years ended December 31,
	2022	2021
Income taxes paid, net	$715	$137
Interest paid on finance leases and other financing obligations	$32	$31
Assets acquired through other financing arrangements	$798	$—
Right of use assets acquired in exchange for new operating lease liabilities	$1,855	$70
Finance lease right of use assets acquired in exchange for new finance lease liabilities	$93	$—
Treasury shares exchanged for stock options exercised	$75	$105
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993, and is listed on The Nasdaq Global Select Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China).
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

Foreign Currency Translation
The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, nonmonetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Denmark, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a component of shareholders’ equity and is included in accumulated other comprehensive income.
Foreign currency transaction losses totaled approximately $0.7 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively, and are included in other (expense) income, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2022 and 2021, credit card receivables were $1.9 million and $1.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $11.3 million and $22.6 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
    At December 31, 2022, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $21.3 million. In addition, for the year ended December 31, 2022, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea. An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. At each of December 31, 2022 and 2021, our total restricted cash was $1.4 million. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	$24,185	$22,207
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	503	4,346
Cash and cash equivalents and restricted cash at beginning of period	$25,632	$27,497

Cash and cash equivalents at end of period	$13,777	$24,185
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	476	503
Cash and cash equivalents and restricted cash at end of period	$15,197	$25,632

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. As of December 31, 2022 and 2021, receivables consisted primarily of amounts due from preferred customers and associates. The Company periodically evaluates its receivables for collectability based on historical experience, recent account activities, and the length of time receivables are past due and writes-off receivables when they become uncollectible. At each of December 31, 2022 and 2021, the Company held an allowance for doubtful accounts of $1.0 million.

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were $2.4 million and $2.9 million at December 31, 2022 and 2021, respectively. Included in the December 31, 2022 and 2021 balances were $1.2 million and $1.1 million in other prepaid assets. Also included in the balances at December 31, 2022 and 2021 were $0.9 million and $0.5 million for prepaid deposits, respectively. Also included in the balances at December 31, 2022 and 2021 were $0.3 million and $1.3 million in prepaid inventory, respectively.

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

Other Assets
At December 31, 2022 and 2021, other assets were $8.4 million and $9.2 million, respectively. The December 31, 2022 and 2021 balances include operating lease right of use assets of $4.6 million and $4.7 million, respectively. See Note 5, Leases for more information. Included in the December 31, 2022 and 2021 balances were deposits for building leases in various locations of $1.3 million and $1.9 million, respectively. Also included in the December 31, 2022 and 2021 balances were $2.3 million and $2.4 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2022 and 2021 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable
Notes payable were $0.3 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 8.3% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2022 and December 31, 2021, the current portion was $0.3 million and $0.2 million, respectively.

Other Long-Term Liabilities
Other long-term liabilities were $5.0 million at each of December 31, 2022 and 2021. At December 31, 2022 and 2021, we recorded long-term lease liabilities related to operating leases of $4.2 million and $4.3 million, respectively. See Note 5, Leases for more information. As of December 31, 2022 and 2021, government mandated severance accruals in certain international offices amounted to $0.6 million and $0.5 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million at each of December 31, 2022 and 2021 (see Note 9, Employee Benefit Plans).

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when delivered to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held.
Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the sale of the product. Payments are made immediately through credit card upon purchase of the products.

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
With regard to both of the aforementioned contracts, the Company determines the standalone selling prices by using observable inputs which includes the Company’s standard published price lists.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2022	Percentage	2021	Percentage
Consolidated product sales	$130.2	94.9%	$151.0	94.4%
Consolidated pack sales and associate fees	6.2	4.5%	8.0	5.1%
Consolidated other	0.8	0.6%	0.8	0.5%
Total consolidated net sales	$137.2	100.0%	$159.8	100.0%
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

Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.5 million and $2.4 million at December 31, 2022 and 2021, respectively. The full $2.4 million balance at December 31, 2021 was amortized to commissions expense for the twelve months ended December 31, 2022.

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2022 and 2021, the Company’s deferred revenue was $5.1 million and $4.9 million, respectively. The full $4.9 million balance at December 31, 2021 was recognized as revenue for the twelve months ended December 31, 2022.

The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2022 and December 31, 2021 was $4.2 million and $4.3 million, as follows:

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2021	$4,487
Loyalty points forfeited or expired	(3,987)
Loyalty points used	(9,809)
Loyalty points vested	11,676
Loyalty points unvested	1,925
Loyalty deferred revenue as of December 31, 2021	$4,292

Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(3,387)
Loyalty points used	(10,543)
Loyalty points vested	12,773
Loyalty points unvested	1,032
Loyalty deferred revenue as of December 31, 2022	$4,167

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
Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. At December 31, 2022 and December 31, 2021, our sales return reserve, which is a component of Accrued expenses, consisted of the following (in thousands):

Sales reserve as of January 1, 2021	$71
Provision related to sales made in current period	778
Adjustment related to sales made in prior periods	(11)
Actual returns or credits related to current period	(728)
Actual returns or credits related to prior periods	(55)
Sales reserve as of December 31, 2021	$55

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	783
Adjustment related to sales made in prior periods	(4)
Actual returns or credits related to current period	(730)
Actual returns or credits related to prior periods	(45)
Sales reserve as of December 31, 2022	$59

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

Advertising Expenses
The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were $3.2 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. Educational and promotional items are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses
The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $1.0 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in other operating costs.

Stock-Based Compensation
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. See Note 10, Stock Based Compensation.

Software Development Costs
The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During the years ended December 31, 2022 and 2021, the Company capitalized $0.4 million and $0.3 million of qualifying internal payroll costs, respectively. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

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

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Advanced Ambrotose®, Manapol® Powder and Optimal Support Packets. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position. Revenue from these products were as follows for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	2022		2021
	Sales by product	% of total net sales	Sales by product	% of total net sales
Ambrotose Life®	$28,734	20.9%	$28,776	18.0%
TruHealth™	15,730	11.5%	18,010	11.3%
Advanced Ambrotose®	9,624	7.0%	11,158	7.0%
Manapol® Powder	7,909	5.8%	13,141	8.2%
Optimal Support Packets	6,916	5.0%	7,593	4.7%
Total	$68,913	50.2%	$78,678	49.2%
Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.
The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2022, the Company purchased finished goods from four suppliers that accounted for 60.1% of the year's cost of sales. During the year ended December 31, 2021, the Company purchased finished goods from four suppliers that accounted for 36.4% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.
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

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported balances or results of operations. An adjustment has been made to the Consolidated Balance Sheet for fiscal year ended December 31, 2021, to reclassify Construction in Progress to Property and Equipment, net.

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

Accounting Pronouncements Issued But Not Yet Effective
    In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard adds to U.S. GAAP an impairment model known as the current expected credit loss (“CECL model”) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption. ASU 2019-10 deferred the effective date of ASU 2016-13 for smaller reporting companies. This standard will be effective for us as of January 1, 2023. While our review is ongoing, we believe ASU 2016-13 will only have applicability to our receivables from revenue transactions. Under ASC Topic 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company has reviewed the pronouncement and not found any indication nor do we expect to find that the new guidance will have an impact on our consolidated financial statements or existing internal controls.
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
The tables below present the recorded amount of financial assets measured at fair value, which approximately equates to the carrying value due to the relatively short maturities of these respective assets, (in thousands) on a recurring basis as of December 31, 2022 and 2021. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2022 and 2021.

2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$3,855	$—	$—	$3,855
Total assets	$3,855	$—	$—	$3,855
Amounts included in:
Cash and cash equivalents	$3,014	$—	$—	$3,014
Restricted cash	680	—	—	680
Long-term restricted cash	161	—	—	161
Total	$3,855	$—	$—	$3,855

2021	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$7,838	$—	$—	$7,838
Total assets	$7,838	$—	$—	$7,838
Amounts included in:
Cash and cash equivalents	$6,986	$—	$—	$6,986
Restricted cash	680	—	—	680
Long-term restricted cash	172	—	—	172
Total	$7,838	$—	$—	$7,838

NOTE 3: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Raw materials	$3,302	$3,271
Finished goods	11,841	9,196
Inventory reserves for obsolescence	(417)	(447)
Total	$14,726	$12,020

NOTE 4: PROPERTY AND EQUIPMENT
As of December 31, 2022 and 2021, construction in progress was $0.4 million and $1.4 million, respectively, which is primarily comprised of back-office software projects with service dates that are currently indeterminable. As of December 31, 2022 and 2021, property and equipment consisted of the following (in thousands):

	2022	2021
Office furniture and equipment	$2,351	$2,648
Computer hardware	3,515	3,755
Computer software	45,623	44,303
Automobiles	110	81
Leasehold improvements	4,079	4,292
ROU Assets- finance leases	182	177
	55,860	55,256
Less accumulated depreciation and amortization	(52,479)	(52,374)
Property and equipment, net	3,381	2,882
Construction in progress	378	1,357
Total	$3,759	$4,239

NOTE 5: LEASES
The Company leases office space and equipment from third-party lessors and accounts for leases in accordance with ASC Topic 842. Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.
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
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of December 31, 2022, all of the Company’s finance leases pertain to certain equipment used in the business.

As of December 31, 2022 and 2021, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2022	December 31, 2021
Right of Use Assets
Operating leases	Other assets	$4,649	$4,625
Finance leases	Property and equipment, net	182	180
Total leased assets		4,831	4,805

Lease Liabilities
Current Portion
Operating leases	Accrued expenses	1,600	1,493
Finance leases	Current portion of finance leases	61	68

Long-Term Portion
Operating leases	Other long-term liabilities	4,153	4,318
Finance leases	Finance leases, excluding current portion	88	66
Total leased liabilities		$5,902	$5,945

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the right of use asset and the amounts recorded as interest. For the years ended December 31, 2022 and 2021, we incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	2022	2021
Operating leases
Operating lease costs	Other operating costs	$2,137	$2,201
Short term lease costs	Other operating costs	279	339

Finance leases
Amortization of leased assets	Depreciation and amortization	89	108
Interest on lease liabilities	Interest expense	9	28
Total lease cost		$2,514	$2,676

For the twelve months ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of lease liabilities included (in thousands):

	2022	2021
Operating cash flows from operating leases	$2,017	$2,164
Financing cash flows from finance leases	$76	$87

As of December 31, 2022 and 2021 the Company's lease terms and discount rates were:

	2022	2021
Operating leases
Weighted-average remaining lease term (years)	4.07	5.04
Weighted-average discount rate	4.35%	4.5%

Finance leases
Weighted-average remaining lease term (years)	3.25	2.14
Weighted-average discount rate	7.43%	6.57%

As of December 31, 2022 future minimum lease payments were as follows (in thousands):

	December 31, 2022
Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$1,829	$69
2023	1,772	43
2024	1,106	22
2025	704	21
2026	650	9
Thereafter	268	—
Total future minimum lease payments	$6,329	$164
Imputed interest	(576)	(15)
Present value of minimum lease payments	$5,753	$149

NOTE 6: ACCRUED EXPENSES
As of December 31, 2022 and 2021, accrued expenses consisted of the following (in thousands):

	2022	2021
Accrued asset purchases	$66	$96
Accrued compensation	1,737	2,566
Accrued royalties	41	—
Accrued sales and other taxes	290	314
Other accrued operating expenses	473	1,528
Customer deposits and sales returns	641	774
Accrued travel expenses related to corporate events	834	879
Accrued shipping and handling costs	528	356
Accrued legal and accounting fees	1,300	1,218
Current portion of operating lease liabilities	1,600	1,493
	$7,510	$9,224

NOTE 7: INCOME TAXES
The components of the Company’s (loss) income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2022	2021
United States	$(7,822)	$6,947
Foreign	7,343	1,945
(Loss) income before income taxes	$(479)	$8,892

The components of the Company’s income tax provision (benefit) for the years ended December 31 (in thousands):

Current provision (benefit):	2022	2021
Federal	$241	$(17)
State	(37)	(161)
Foreign	2,581	956
	2,785	778
Deferred provision (benefit):
Federal	1,200	(1,183)
State	81	(131)
Foreign	(55)	(414)
	1,226	(1,728)
	$4,011	$(950)

For the years ended December 31, 2022 and 2021, the Company’s effective tax rate was (837.4)% and (10.7)%, respectively. The Company's effective tax rate for the year ended December 31, 2022 differed from the statutory rate due to additional taxes assessed as a result of the settlement of the income tax audit in Korea, the Company recording a valuation allowance on U.S. deferred tax assets largely driven by changes in expected earnings mix between jurisdictions, and the relative impact of these items on decreased earnings. The Company's effective tax rate for the year ended December 31, 2021 differed from the statutory rate due to the release of valuation allowance on U.S. deferred tax assets due to the expectation of current and future utilization.
A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2022	2021
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	20.7	0.8
Difference in foreign and United States tax on foreign operations	(24.8)	0.7
Assessments from taxing authorities	(278.5)	—
Effect of changes in valuation allowance	(383.7)	(45.0)
Foreign Derived Intangible Income (FDII) deduction	—	(8.1)
Credits generated	15.2	(0.5)
Effect of changes in tax rates	19.4	0.2
Foreign charitable contributions	(12.5)	0.7
Return to provision adjustments	(43.4)	1.3
Withholding taxes	(50.3)	2.5
Changes to uncertain tax positions	—	(1.8)
Expiration of tax attribute	(135.5)	17.4
Other	15.0	0.1
	(837.4)%	(10.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2022	2021
Deferred Revenue	$629	$409
Inventory	260	235
Accrued expenses	1,240	1,352
Net operating loss (1)	4,956	5,310
Equity Compensation	240	242
Foreign tax credit carryover	3,333	3,436
Lease liability	673	763
Capitalized research & development	218	—
Other	968	664
Total deferred tax assets	$12,517	$12,411
Valuation allowance	(9,772)	(7,934)
Total deferred tax assets, net of valuation allowance	$2,745	$4,477
Deferred tax liabilities:
Prepaid expenses	41	111
Deferred commissions	418	450
Internally-developed software	—	104
Lease assets	624	717
Fixed assets	161	270

Total deferred tax liabilities	$1,244	$1,652

Total net deferred tax asset	$1,501	$2,825

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Australia	$120	$36	Indefinite
Bermuda	73	—	N/A
Cyprus	1,373	172	2023-2027
Denmark	1	—	Indefinite
Gibraltar	253	32	Indefinite
Mexico	6,136	1,840	2023-2028
Netherlands	5	1	Indefinite
Norway	267	59	Indefinite
Russia	8	2	Indefinite
Singapore	148	25	Indefinite
South Africa	631	170	Indefinite
Sweden	424	87	Indefinite
Switzerland	4,510	415	2023-2029
Taiwan	3,081	616	2023-2032
Ukraine	7	1	Indefinite
United Kingdom	275	69	Indefinite
United States - Federal	2,835	596	Indefinite
United States - State	14,248	835	2023-Indefinite

We have U.S. foreign tax credit carryforwards of $3.3 million as of December 31, 2022, which will begin to expire in 2024. The Company maintains a valuation allowance of $3.3 million against its foreign tax credit carryforwards.

At December 31, 2022 and 2021, the Company’s valuation allowance was $9.8 million and $7.9 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in millions):

Country	2022	2021
China	$0.4	$0.5
Colombia	—	0.5
Cyprus	0.2	0.2
Mexico	1.8	1.9
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.3	0.5
Taiwan	0.6	0.6
United States	6.2	3.4
Total	$9.8	$7.9

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest and penalties in the consolidated balance sheet or the consolidated statement of operations.
The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. As of December 31, 2022, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
Australia	2018-2021
Japan	2017-2021
Republic of Korea	2018-2022
Switzerland	2018-2021
United States	2019-2021

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES
The Company made cash donations of $0.6 million to the M5M Foundation for each of the years ended December 31, 2022 and December 31, 2021. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:
•Al Bala, the Company’s CEO and President;
•Chris Simons, the Company’s Regional Vice President EMEA; and
•Landen Fredrick, the Company's Chief Sales and Marketing Officer and President, North America and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.
We paid employment compensation of approximately $477,000 and $375,000 in 2022 and 2021, respectively, for salary, bonus, auto allowance, and other compensation to Landen Fredrick. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Effective November 12, 2019, Landen Fredrick was promoted from Chief Global Sales Officer and President, North America to Chief Sales & Marketing Officer. Mr. Fredrick had served as Chief Global Sales Officer and President, North America since January 1, 2018. Prior to that, Mr. Fredrick had served as Senior Vice President, Global Operations since August of 2016, as Senior Vice President, Supply Chain and IT since August of 2015, Vice President, Global Operations since May of 2013, Vice President, North American Sales and Operations since January of 2011, Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves as Chairman of the Board of the M5M Foundation.
Mr. Kevin Robbins is a member of the Company's Board of Directors, serving on the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He has also consulted on the associate commission plan in the past, but did not do so during the years ended December 31, 2022 and 2021. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2022 and 2021, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $1.7 million and $1.8 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million in each of 2022 and 2021. The aggregate amount of commission and incentives paid in 2022 and 2021 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.5 million and $1.6 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.
Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer and President, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in each of 2022 and 2021. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS
Employee Retirement Plan
Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2022 and 2021, the Company contributed approximately $0.3 million to the 401(k) Plan for matching contributions.
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

Projected benefit obligation:	2022	2021
Balance, beginning of year	$213	$370
Service cost	40	49
Interest cost	—	1
Liability (gain) loss	(6)	(4)
Benefits paid to participants	—	(171)
Foreign currency	(27)	(32)
Balance, end of year	$220	$213

Plan assets:	2022	2021
Fair value, beginning of year	$—	$—
Company contributions	—	171
Benefits paid to participants	—	(171)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2022	2021
Benefit obligation	$(220)	$(213)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(220)	$(213)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2022	2021
Accrued benefit liability	$(220)	$(213)
Transition obligation and unrealized gain	(89)	(137)
Net amount recognized in the consolidated balance sheets	$(309)	$(350)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2022	2021
Net periodic cost	$3	$7
Current year actuarial gain	(6)	(4)
Amortization of transition obligation	(3)	(4)
Total recognized in other comprehensive loss	(9)	(8)
Total recognized in comprehensive (loss) income	$(6)	$(1)

	Years Ended December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2022	2021
Transition obligation	$45	$49
Prior service cost	38	84
Net actuarial gain	6	4
Total recognized in accumulated other comprehensive gain	$89	$137

	As of December 31,
Amounts included in Accumulated Other Comprehensive Income (Loss) (in thousands):	2022	2021
Net actuarial gain	$657	$628
Deferred tax provision	(257)	(247)
Net cumulative amount included in accumulated other comprehensive income (loss)	$400	$381

Estimated amounts of amortized transition obligation (in thousands):	2022	2021
Transition obligation	$(3)	$(4)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2022	2021
Projected benefit obligation	$220	$213
Accumulated benefit obligation	220	213
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2022	2021
Discount rate	0.50%	0.20%
Rate of increase in compensation levels	—	—

Components of Expense
Service Cost for the Benefit Plan is included within selling and administrative expenses and all other items noted in the table below (Interest Cost, Amortization of Transition Obligation, Loss and Prior Service Cost) are included within other

(expense), net. Pension costs, which are included within Consolidated Statement of Operations are detailed below for the years ended December 31 (in thousands):

	2022	2021
Service cost	$40	$49
Interest cost	—	1
Amortization of transition obligation	3	4
Loss	(4)	(4)
Prior service cost	(36)	(43)
Total pension expense	$3	$7

Estimated Benefits and Contributions
The Company expects to contribute approximately $18,000 to the Benefit Plan in 2023. As of December 31, 2022, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2023	$18
2024	19
2025	35
2026	38
2027	30
Next five years	187
Total expected benefits to be paid	$327

NOTE 10: STOCK BASED COMPENSATION
Summary of Stock Plan
The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan, as amended, which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2022, the Company had a total of 126,276 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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
A summary of changes in stock options outstanding during the year ended December 31, 2022, is as follows:

	2022
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	244	$17.10
Granted	11	22.00
Exercised	(11)	16.93
Expired	—	—
Forfeit	—	—
Outstanding at end of year	244	$17.35	4.33	$418
Options exercisable at year end	234	$17.14	4.13	$418

During 2022, the Company issued 11,334 treasury shares upon the exercise of options and granted 11,807 new options to management and members of the Board. Options exercised during the years ending December 31, 2022 and 2021 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price of $0.1 million and $1.2 million, respectively. Non-vested shares at December 31, 2022 and 2021 were approximately 10,003 and 8,336, respectively.

Valuation and Expense Information Under FASB ASC Topic 718 Compensation – Stock Compensation
The Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options previously granted, and thereafter recognize, in its consolidated financial statements, compensation expense related to any new stock options granted after implementation using fair-value based on an option-pricing model.
The Company uses the Black-Scholes option-pricing model to calculate the fair value of all of its stock options and its assumptions are based on historical information. The following assumptions were used to calculate the fair value of stock options granted each year:

	2022	2021
Dividend yield:	2.6 - 3.9%	2.4%
Risk-free interest rate:	2.9 - 3.4%	0.7%
Expected market price volatility:	63.6 - 64.9%	56.7%
Average expected life of stock options:	4.5 years	4.5 years
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $7.21 and $6.77 per share, respectively. The total fair value of awards vested during the years ended December 31, 2022 and 2021 was less than $0.1 million and $0.1 million, respectively.
The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Selling, general and administrative expenses and income from operations before income taxes	$78	$50
Benefit for income taxes	(18)	(12)
Effect on net income	$60	$38
At each of the years ended December 31, 2022 and 2021, the Company had $0.2 million of compensation expense related to the issuance of unrestricted shares.

As of December 31, 2022, the Company had less than $0.1 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2023	$33	$8	$25
2024	10	2	8
	$43	$10	$33

NOTE 11: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company maintains supply agreements with its suppliers and manufacturers. In 2016, the Company entered into a four-year supply agreement with a vendor to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract. The agreement has been amended and renews annually. As of December 31, 2022, the Company is required to purchase an aggregate of $7.9 million through 2024. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements
The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of less than $0.1 million for each of the years ended December 31, 2022 and 2021.

Employment Agreements
The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2022, the Company would continue to be indebted to the executives for $0.6 million, payable through 2023.

Korean Customs Audit
We resolved the Busan Customs Office audit of the Korean customs values for $0.1 million, which was $0.4 million lower than that had been accrued in the prior year. As we process commissions monthly, Mannatech Korea receives from Mannatech Inc. payments for members’ commissions and these intercompany payments are settled by way of netting set-off with other transactions. We are seeking an official ruling from the Ministry of Economy and Finance involving the netting of receivables / payables in foreign currency between a Korean resident and a non-resident and whether this should be reported to the Bank of Korea or a designated foreign exchange bank under compliance with the Foreign Exchange Transactions Act ("FETA") of Korea. If it is confirmed in the ruling that the above transactions are subject to the advance reporting requirement under the FETA, there is a possibility of a penalty for the violation.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company reserves for contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at December 31, 2022.

NOTE 13: SHAREHOLDERS’ EQUITY
Preferred Stock
On May 19, 1998, the Company amended its Amended and Restated Articles of Incorporation to reduce the number of authorized shares of common stock from 100.0 million to 99.0 million and the Company authorized 1.0 million shares of preferred stock with a par value of $0.01 per share. No shares of preferred stock have ever been issued or outstanding.

Treasury Stock
On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares was approved by our Board of Directors (the “August 2006 Plan”). On July 14, 2011, the Company’s Board of Directors authorized the Company to reactivate the June 2004 Plan. On August 31, 2016, the Company's Board of Directors reactivated the August 2006 Plan. In August of 2016, and December of 2017, the Company's Board of Directors authorized the Company to repurchase up to $0.5 million, respectively, of the Company's outstanding common shares in open market transactions. In August of 2018 and November of 2018, the Company's Board of Directors reactivated an additional $0.5 million (of the original $20.0 million authorization), respectively, in shares of the Company's common stock to be repurchased in the open market. In December of 2019, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through March 1, 2020. In August 2020, the Company’s Board of Directors approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of the Company’s common stock through August 16, 2021. In September 2021, the Company's Board approved a share repurchase program to acquire up to $1.0 million (of the original $20.0 million authorization) of our common stock through September 21, 2022. In September 2022, our Board approved a share repurchase program to acquire up to $1.5 million (of the original $20.0 million authorization) of our common stock through September 18, 2023. As of December 31, 2022, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

    During the year ended December 31, 2022, the Company repurchased 99,293 shares of its common stock, at an average price of $21.87. During the year ended December 31, 2021, the Company repurchased 200,115 shares of its common stock, which included 171,433 shares of its common stock repurchased pursuant to the 2021 tender offer, at an average price of $26.76.

Equity-Based Compensation
During 2022, 11,334 treasury shares were issued for stock option exercises and a total of 6,072 treasury shares were issued to the members of the Board as compensation for their work on the Board.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.
The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2020	$4,793	$357	$5,150
Current-period change before reclassifications	(2,832)	—	(2,832)
Amounts reclassified from accumulated other comprehensive income (loss)	—	37	37
Income tax provision	—	(13)	(13)
Balance as of December 31, 2021	$1,961	$381	$2,342
Current-period change before reclassifications	(2,546)	—	(2,546)
Disposition of foreign entity	(23)	—	(23)
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	29
Income tax provision	—	(10)	(10)
Balance as of December 31, 2022	$(608)	$400	$(208)

Dividends
During the year ended December 31, 2022, the Company declared and paid dividends amounting to an aggregate of $1.5 million. During the year ended December 31, 2021, the Company declared and paid dividends amounting to an aggregate of $4.3 million. Payment of future dividends is at the discretion of our Board of Directors.

NOTE 14: EARNINGS PER SHARE
 The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.
For the year ended December 31, 2022, shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2022.
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
Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

Region	2022		2021
Americas	$41.6	30.3%	$46.8	29.3%
Asia/Pacific	83.8	61.1%	97.7	61.1%
EMEA	11.8	8.6%	15.3	9.6%
Total	$137.2	100.0%	$159.8	100.0%

	2022	2021
Consolidated product sales	$130.2	$151.0
Consolidated pack sales and associate fees	6.2	8.0
Consolidated other	0.8	0.8
Total	$137.2	$159.8

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2022	2021
Americas	$3.2	$3.8
Asia/Pacific	0.6	0.4
EMEA	—	—
Total	$3.8	$4.2

    Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2022	2021
Americas	$7.5	$5.7
Asia/Pacific	5.4	4.7
EMEA	1.8	1.6
Total	$14.7	$12.0
NOTE 16: SUBSEQUENT EVENTS

    In February 2023, the Daegu Customs Office began an audit of our Korean subsidiary, Mannatech Korea, reviewing point of origin for compliance with free trade agreement terms. Several products imported between July 2017 and December 2021 have been identified as subject of this audit. Depending on the outcome of this audit, duty tariff rates could be modified which could result in additional customs, VAT and penalties. As it is early in the audit, the Company is not able to estimate the financial impact from this audit on its results of operations, financial condition, or liquidity for fiscal year 2023.

Exhibit 21

List of Subsidiaries

As of December 31, 2022 the Company has these wholly-owned subsidiaries located throughout the world, as follows:

1.Mannatech Australia Pty Limited
2.Mannatech Japan, G.K.
3.Mannatech Korea Co., Ltd.
4.Mannatech Limited (a New Zealand Company)
5.Mannatech Limited (a UK Company)
6.Mannatech Taiwan Corporation
7.Mannatech Payment Services Incorporated
8.Mannatech Products Company Inc.
9.Internet Health Group, Inc.
10.Mannatech (International) Limited
11.Mannatech, Incorporated Malaysia Sdn. Bhd.
12.Mannatech Singapore Pte. Ltd.
13.Mannatech Canada Corporation
14.Mannatech South Africa (Pty) Ltd
15.Mannatech Bermuda Holdings Limited
16.Mannatech Denmark ApS
17.Mannatech (Gibraltar) Holdings Limited
18.Mannatech Swiss Holdings GmbH
19.Mannatech Swiss International GmbH
20.Mannatech Malaysia Trading Co. Sdn. Bhd.
21.Mannatech Norge A/S
22.Mannatech Sverige AB
23.MTEX Mexico SRL CV
24.MTEX Mexico Services SRL CV
25.Mannatech Cyprus Limited
26.Mannatech Ukraine LLC
27.MTEX Hong Kong Limited
28.Mannatech RUS Ltd.
29.Meitai Daily Necessity & Health Products Co., Ltd.
30.Meitai Daily Necessity & Health Products Co., Ltd. Guangzhou Branch
31.Mannatech Netherlands B.V.
32.Mannatech Products Hong Kong Limited
33.New Economy Marketing Opportunities, LLC

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Mannatech, Incorporated
Flower Mound, Texas

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-72767, 333-77227, 333-94519, 333-47752, 333-113975, 333-153199, 333-182676, 333-197400, 333-220539 and 333-233418) of Mannatech, Incorporated and Subsidiaries of our report dated March 17, 2023, relating to the consolidated financial statements and financial statement schedule, which appear in this Form 10-K.

/s/ BDO USA, LLP

Dallas, TX

March 17, 2023

Exhibit 31.1

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfredo Bala, certify that:

1.I have reviewed this annual report on Form 10-K of Mannatech, Incorporated;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2023

/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Johnson, certify that:

1.I have reviewed this annual report on Form 10-K of Mannatech, Incorporated;
2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2023

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2022 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfredo Bala, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2023

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2022 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David A. Johnson, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2023

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 99.1

MANNATECH, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$817	246	—	(76)	$987
Allowance for obsolete inventories	$471	638	—	(662)	$447
Valuation allowance for deferred tax assets	$11,933	(3,999)	—	—	$7,934
Included in accrued expenses:
Reserve for sales returns	$71	767	—	(783)	$55
Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$987	(26)	—	12	$973
Allowance for obsolete inventories	$447	543	—	(573)	$417
Valuation allowance for deferred tax assets	$7,934	1,838	—	—	$9,772
Included in accrued expenses:
Reserve for sales returns	$55	779	—	(775)	$59