Form 10-Q
period 2023-03-31
MANNATECH INC
filed 2023-05-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
OR
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
Yes  ☐ No ☒

As of April 30, 2023, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,871,502.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
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
•publicity related to our products or network marketing; and
•the political, social and economic climate of the countries in which we operate, including, the COVID-19 pandemic.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$13,682	$13,777
Restricted cash	944	944
Accounts receivable, net of allowance of $1,109 and $973 in 2023 and 2022, respectively	133	218
Income tax receivable	449	423
Inventories, net	15,320	14,726
Prepaid expenses and other current assets	3,402	2,389
Deferred commissions	2,525	2,476
Total current assets	36,455	34,953
Property and equipment, net	4,654	3,759
Long-term restricted cash	465	476
Other assets	8,082	8,439
Deferred tax assets, net	1,064	1,501
Total assets	$50,720	$49,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$252	$61
Accounts payable	5,663	4,361
Accrued expenses	6,990	7,510
Commissions and incentives payable	10,248	9,256
Taxes payable	1,980	3,281
Current notes payable	616	263
Deferred revenue	5,504	5,106
Total current liabilities	31,253	29,838
Finance leases, excluding current portion	1,040	88
Other long-term liabilities	4,575	5,026
Total liabilities	36,868	34,952

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,873,608 shares outstanding as of March 31, 2023 and 2,742,857 shares issued and 1,858,800 shares outstanding as of December 31, 2022	—	—
Additional paid-in capital	33,277	33,377
Retained earnings	1,915	1,686
Accumulated other comprehensive (loss) income	(1,007)	(208)
Treasury stock, at average cost, 869,249 shares as of March 31, 2023 and 884,057 shares as of December 31, 2022	(20,333)	(20,679)
Total shareholders’ equity	13,852	14,176
Total liabilities and shareholders’ equity	$50,720	$49,128

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2023	2022
Net sales	$34,114	$32,384
Cost of sales	7,413	7,091
Gross profit	26,701	25,293

Operating expenses:
Commissions and incentives	13,558	13,108
Selling and administrative expenses	6,416	6,909
Depreciation and amortization expense	387	332
Other operating costs	5,627	4,909
Total operating expenses	25,988	25,258

Income from operations	713	35
Interest income, net	24	15
Other income, net	333	85
Income before income taxes	1,070	135

Income tax provision	(466)	(1)
Net income	$604	$134

Income per common share:
Basic	$0.32	$0.07
Diluted	$0.32	$0.06

Weighted-average common shares outstanding:
Basic	1,872	1,947
Diluted	1,891	2,074

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$604	$134
Foreign currency translations	(799)	(673)
Comprehensive loss	$(195)	$(539)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
– (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	604	—	—	604
Payment of cash dividends	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	11	—	—	—	11
Issuance of unrestricted shares	—	(76)	—	—	299	223
Stock option exercises	—	(35)	—		47	12
Foreign currency translations	—	—	—	(799)	—	(799)
Balance at March 31, 2023	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—	—	22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	604	134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387	332
Non-cash operating lease expense	415	473
Provision for inventory losses	73	126
Provision for allowance for credit losses	112	(13)
(Gain) Loss on disposal of assets	—	—
Charge related to stock-based compensation	234	247
Deferred income taxes	437	85
Changes in operating assets and liabilities:
Accounts receivable	(27)	12
Income tax receivable	(26)	(43)
Inventories	(667)	(697)
Prepaid expenses and other current assets	(504)	(382)
Deferred commissions	(49)	(734)
Other assets	123	(100)
Accounts payable	1,302	1,153
Accrued expenses	(701)	(1,476)
Other long-term liabilities	(451)	93
Taxes payable	(1,301)	(398)
Commissions and incentives payable	992	18
Deferred revenue	398	1,750
Net cash provided by operating activities	1,351	580
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(104)	(191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	11	—
Repurchase of common stock	—	—
Payment of cash dividends	(375)	(390)
Repayment of finance lease obligations and other LT liabilities	(194)	(152)
Net cash used in financing activities	(558)	(542)
Effect of currency exchange rate changes on cash and cash equivalents	(795)	(673)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(106)	(826)
Cash, cash equivalents, and restricted cash at the beginning of the period	15,197	25,632
Cash, cash equivalents, and restricted cash at the end of the period	$15,091	$24,806

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,895	$303
Interest paid on finance leases and other financing arrangements	6	4
Assets acquired through other financing arrangements	497	528
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	181	659
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	1,181	22
Treasury shares exchanged for stock options exercised	—	22

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
Active business building associates ("independent associates" or "associates" or "distributors") and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2022 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2023 (the “2022 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2022 Annual Report.
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of March 31, 2023 and December 31, 2022, credit card receivables were $2.0 million and $1.9 million, respectively. At each of March 31, 2023 and December 31, 2022, cash and cash equivalents held in bank accounts in foreign countries totaled $11.3 million. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $24.6 million and $21.3 million at March 31, 2023 and December 31, 2022, respectively. In addition, for the three months ended March 31, 2023 and 2022, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of March 31, 2023 and December 31, 2022, our total restricted cash was $1.4 million.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents at beginning of period	$13,777	$24,185
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	476	503
Cash, cash equivalents, and restricted cash at beginning of period	$15,197	$25,632

Cash and cash equivalents at end of period	$13,682	$13,777
Current restricted cash at end of period	944	944
Long-term restricted cash at end of period	465	476
Cash, cash equivalents, and restricted cash at end of period	$15,091	$15,197

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2023 and December 31, 2022, receivables consisted primarily of amounts due from preferred customers and associates. At March 31, 2023 and December 31, 2022, the Company's accounts receivable balance (net of allowance) were $0.1 million and $0.2 million, respectively. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At March 31, 2023 and December 31, 2022, the Company held an allowance for credit losses of $1.1 million and $1.0 million, respectively.

	December 31, 2022	Charged to Expenses	Deductions	March 31, 2023
Allowance for credit losses ( 000's)	$973	$(17)	$153	$1,109

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

As of March 31, 2023 and December 31, 2022, other assets were $8.1 million and $8.4 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $4.4 million and $4.6 million as of March 31, 2023 and December 31, 2022, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $1.3 million for each of March 31, 2023 and December 31, 2022. Additionally, included in the March 31, 2023 and December 31, 2022 balances was $2.2 million and $2.3 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the March 31, 2023 and December 31, 2022 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of March 31, 2023 and December 31, 2022, accrued expenses were $7.0 million and $7.5 million, respectively. These amounts primarily consisted of $1.4 million representing employee benefits, which included accrued wages, bonus and severance at each of March 31, 2023 and December 31, 2022. Also included in the March 31, 2023 and December 31, 2022 balances were non-inventory accrued liabilities of $2.4 million and $2.8 million, respectively. Additionally, included in the March 31, 2023 and December 31, 2022 balances was $1.7 million and $1.6 million for the current portion of operating lease liabilities, respectively. At March 31, 2023 and December 31, 2022, also included in the balances were $0.8 million and $1.0 million for accrued auditing and accounting fees, respectively. At each of March 31, 2023 and December 31, 2022, other accrued expenses were $0.7 million.

Notes Payable

Notes payable were $0.6 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively, as a result of short-term financing arrangements for insurance policies. At March 31, 2023 and December 31, 2022, the current portion was $0.6 million and $0.3 million, respectively. There was no long-term portion at either period.

Other Long-Term Liabilities

Other long-term liabilities were $4.6 million and $5.0 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the balance is primarily composed of long-term operating lease obligations of $3.7 million and $4.2 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of March 31, 2023 and December 31, 2022, accrued restoration costs related to these leases amounted to $0.3 million. At each of March 31, 2023 and December 31, 2022, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2022 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.5 million for the year ended December 31, 2022. Of this balance, $1.8 million was amortized to commissions expense for the three months ended March 31, 2023. At March 31, 2023, deferred commissions were $2.5 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2022, the Company’s deferred revenue was $5.1 million. Of this balance, $3.6 million was recognized as revenue for the three months ended March 31, 2023. At March 31, 2023, the Company’s deferred revenue was $5.5 million.

The Company’s customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at each of March 31, 2023 and December 31, 2022 was $3.7 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(3,387)
Loyalty points used	(10,543)
Loyalty points vested	12,773
Loyalty points unvested	1,032
Loyalty deferred revenue as of December 31, 2022	$4,167

Loyalty deferred revenue as of January 1, 2023	$4,167
Loyalty points forfeited or expired	(770)
Loyalty points used	(2,483)
Loyalty points vested	1,938
Loyalty points unvested	896
Loyalty deferred revenue as of March 31, 2023	$3,748

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. As of each of the periods set forth below, our sales return reserve consisted of the following (in thousands):

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	783
Adjustment related to sales made in prior periods	(4)
Actual returns or credits related to current period	(730)
Actual returns or credits related to prior periods	(45)
Sales reserve as of December 31, 2022	$59

Sales reserve as of January 1, 2023	$59
Provision related to sales made in current period	266
Adjustment related to sales made in prior periods	592
Actual returns or credits related to current period	(192)
Actual returns or credits related to prior periods	(644)
Sales reserve as of March 31, 2023	$81

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Recently Adopted Accounting Pronouncements

The Company adopted ASU 2016-13 as of January 1, 2023. This new standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. ASU 2016-13 only applies to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life are required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the accounting standard using the prospective transition approach as of January 1, 2023. The cumulative effect upon adoption did not have a material impact on our consolidated financial statements or existing internal controls.

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$3,290	$3,302
Finished goods	12,390	11,841
Inventory reserves for obsolescence	(360)	(417)
Total	$15,320	$14,726

NOTE 3: INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 43.6% and 0.7%, respectively. For the three months ended March 31, 2023 and 2022, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three months ended March 31, 2023 was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

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

In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2023, the Company used the quarterly average common stock close price of $17.02 per share.

    For the three months ended March 31, 2023, there were 1.87 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2023, approximately 0.02 million shares subject to options were included in the calculation resulting in 1.89 million dilutive shares used to calculate diluted EPS. For the three

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2023, approximately 0.1 million shares were excluded from the diluted EPS calculation as the effect would have been antidilutive.

In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2022, the Company used the quarterly average common stock close price of $35.97 per share.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2023, the Company had a total of 113,468 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2023 and 2022, the Company granted no stock options. The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total gross compensation expense	$11	$7
Total tax benefit associated with compensation expense	3	2
Total net compensation expense	$8	$5

As of March 31, 2023, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2022	Years ending December 31,
		2024	2025
Total gross unrecognized compensation expense	$21	$10	$—
Tax benefit associated with unrecognized compensation expense	5	2	—
Total net unrecognized compensation expense	$16	$8	$—

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

There were no shares repurchased during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the Company had 1,873,608 shares of common stock outstanding. As of March 31, 2022, the Company had 1,949,716 shares of common stock outstanding.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, reflected in the Consolidated Statement of Shareholders’ Equity, represents net income plus the results of certain shareholders’ equity changes not reflected in the Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations. The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2022	$(608)	$400	$(208)
Current-period change (1)	(799)	—	(799)
Balance as of March 31, 2023	$(1,407)	$400	$(1,007)

(1) No material amounts reclassified from accumulated other comprehensive loss.

Dividends

On March 5, 2023, the Board declared a dividend of $0.20 per share that was paid on March 30, 2023 to shareholders of record on March 16, 2023, for an aggregate amount of $0.4 million.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at March 31, 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2022 Annual Report. On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease.

    As of March 31, 2023, the Company had net operating lease right-of-use assets of $4.4 million and net finance lease right-of-use assets of $1.3 million. At March 31, 2023, our operating lease liabilities were $5.4 million and our finance lease liabilities were $1.3 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2023 were 3.83 years and 4.5%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2023 were 4.88 years and 6.9%, respectively. The Company's uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

    As of March 31, 2023 and December 31, 2022 our right-of-use assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2023	December 31, 2022
Right-of-use assets
Operating leases	Other assets	$4,411	$4,649
Finance leases	Property and equipment, net	1,320	182
Total right-of-use assets		$5,731	$4,831

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,737	$1,600
Finance leases	Current portion of finance leases	252	61
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	3,689	4,153
Finance leases	Finance leases, excluding current portion	1,040	88
Total lease liabilities		$6,718	$5,902

As of March 31, 2023, the Company's sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

	March 31, 2023
Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2023	1,426	248	(99)
2024	1,801	311	(132)
2025	1,094	300	(132)
2026	702	300	(132)
2027	650	288	(132)
Thereafter	268	70	(55)
Total minimum lease payments	$5,941	$1,517	$(682)
Imputed interest	(515)	(225)
Present value of minimum lease payments	$5,426	$1,292	$(682)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2023.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2023 and December 31, 2022.

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$2,372	—	—	$2,372
Total assets	$2,372	$—	$—	$2,372
Amounts included in:
Cash and cash equivalents	$1,533	$—	$—	$1,533
Restricted cash	680	—	—	680
Long-term restricted cash	159	—	—	159
Total	$2,372	$—	$—	$2,372

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$3,855	—	—	$3,855
Total assets	$3,855	$—	$—	$3,855
Amounts included in:
Cash and cash equivalents	$3,014	$—	$—	$3,014
Restricted cash	680	—	—	680
Long-term restricted cash	161	—	—	161
Total	$3,855	$—	$—	$3,855

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2023		2022
Americas	$10.5	30.8%	$10.3	31.8%
Asia/Pacific	21.1	61.9%	19.1	59.0%
EMEA	2.5	7.3%	3.0	9.2%
Totals	$34.1	100.0%	$32.4	100.0%

	Three Months Ended March 31,
	2023	2022
Consolidated product sales	$31.9	$30.8
Consolidated pack sales and associate fees	2.1	1.3
Consolidated other	0.1	0.3
Consolidated total net sales	$34.1	$32.4

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2023 and December 31, 2022, reside in the following regions, as follows (in millions):

Region	March 31, 2023	December 31, 2022
Americas	$4.2	$3.2
Asia/Pacific	0.5	0.6
EMEA	—	—
Total	$4.7	$3.8

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2023	December 31, 2022
Americas	$7.9	$7.5
Asia/Pacific	5.5	5.4
EMEA	1.9	1.8
Total	$15.3	$14.7

NOTE 11: SUBSEQUENT EVENTS

In February 2023, the Daegu Customs Office began an audit of our Korean subsidiary, Mannatech Korea, reviewing point of origin for compliance with free trade agreement terms. Several products imported between July 2017 and December 2021 were identified as subjects of this audit. Depending on the outcome of this audit, duty tariff rates could be modified, which could result in additional customs, value added taxes and penalties. The audit was completed in April 2023 with one product requiring duty tariff modification. The Company estimates the financial impact from this audit on its results of operations, financial condition, or liquidity to be $0.1 million for fiscal year 2023.

On April 20, 2023, the Company was one of nearly 700 other companies to receive a letter from the Federal Trade Commission (“FTC”) regarding Notices of Penalty Offenses Concerning Substantiation of Product Claims and Deceptive or Unfair Conduct around Endorsements and Testimonials. The letters put companies on notice that they should be aware of what constitutes unlawful misrepresentation of adequate claim substantiation as well as unlawful acts and practices pertaining to endorsements and testimonials. As the FTC made clear in the letter, receipt of the letter is not a determination of wrongdoing. From a procedural standpoint, the FTC must file a formal action if it determines that the Company is in violation of the parameters laid out in the letter and then would have to undergo an administrative hearing process. The letter is the first step in a process for the FTC to impose “civil monetary penalties of up to $50,120 per violation.” To the Company’s knowledge, there is no formal action against the Company at this time. We cannot predict what effect additional governmental regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2023 as compared to the same period in 2022, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2022 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 143,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales increased $1.7 million, or 5.3%, to $34.1 million, during the three months ended March 31, 2023, as compared to the same period in 2022. For the three months ended March 31, 2023, our net sales increased 10.2% on a Constant dollar basis (see Non-GAAP Measures, below); foreign exchange during the three months ended March 31, 2023 decreased GAAP net sales by $1.6 million as compared to the same period in 2022. For the three months ended March 31, 2023 and 2022, our operations outside of the Americas accounted for approximately 69.2% and 68.2%, respectively, of our consolidated net sales.
For the three months ended March 31, 2023, the average product order value increased 3.4%, to $185, as compared to $179 for the same period in 2022.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	2023		2022		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$34,114	100.0%	$32,384	100.0%	$1,730	5.3%
Cost of sales	7,413	21.7%	7,091	21.9%	322	4.5%
Gross profit	26,701	78.3%	25,293	78.1%	1,408	5.6%

Operating expenses:
Commissions and incentives	13,558	39.7%	13,108	40.5%	450	3.4%
Selling and administrative expenses	6,416	18.8%	6,909	21.3%	(493)	(7.1)%
Depreciation and amortization expense	387	1.1%	332	1.0%	55	16.6%
Other operating costs	5,627	16.5%	4,909	15.2%	718	14.6%
Total operating expenses	25,988	76.2%	25,258	78.0%	730	2.9%
Income from operations	713	2.1%	35	0.1%	678	1,937.1%
Interest income	24	0.1%	15	—%	9	60.0%
Other income (expense), net	333	1.0%	85	0.3%	248	291.8%
Income before income taxes	1,070	3.1%	135	0.4%	935	692.6%
Income tax provision	(466)	(1.4)%	(1)	—%	(465)	46,500.0%
Net income	$604	1.8%	$134	0.4%	$470	350.7%

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

Three-month period ended	March 31, 2023		March 31, 2022	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$34.1	$35.7	$32.4	$3.3	10.2%
Product	31.9	33.3	30.8	2.5	8.1%
Pack sales and associate fees	2.1	2.2	1.3	0.9	69.2%
Other	0.1	0.1	0.3	(0.2)	(66.7)%
Gross profit	26.7	27.9	25.3	2.6	10.3%
Income from operations	0.7	1.1	—	1.1	—%

Net Sales
Consolidated net sales for the three months ended March 31, 2023 increased by $1.7 million, or 5.3%, to $34.1 million, as compared to $32.4 million for the same period in 2022.
Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the three months ended March 31, 2023 and 2022 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Americas	$10.5	30.8%	$10.3	31.8%
Asia/Pacific	21.1	61.9%	19.1	59.0%
EMEA	2.5	7.3%	3.0	9.2%
Total	$34.1	100.0%	$32.4	100.0%

For the three months ended March 31, 2023, net sales in the Americas increased by $0.2 million, or 1.9%, to $10.5 million, as compared to $10.3 million for the same period in 2022. Our revenue per active independent associate and preferred customer increased by 16.6%, which was partially offset by a 12.6% decline in the number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.1 million for the three months ended March 31, 2023, as compared to the same period in 2022. The currency impact is due to the strengthening of the Mexican Peso.

For the three months ended March 31, 2023, our operations outside of the Americas accounted for approximately 69.2% of our consolidated net sales, whereas in the same period in 2022, our operations outside of the Americas accounted for approximately 68.2% of our consolidated net sales.

For the three months ended March 31, 2023, Asia/Pacific net sales increased by $2.0 million, or 10.5%, to $21.1 million, as we ran a promotion in March, which generated $3.3 million in sales. During the same period in 2022, sales were $19.1 million; during 2022 we ran our promotion in April, which generated $2.6 million in sales. Revenue per active independent associate and preferred customer increased 12.4%, which was partially offset by a 1.7% decline in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $1.3 million for the three months ended March 31, 2023, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended March 31, 2023, EMEA net sales decreased by $0.5 million, or 16.7%, to $2.5 million, as compared to $3.0 million for the same period in 2022. The decrease was primarily due to a 18.5% decrease in the number of active independent associates and preferred customers, which was partially offset by an 2.2% increase in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three months ended March 31, 2023 as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percentage
Consolidated product sales	$31.9	$30.8	$1.1	3.6%
Consolidated pack sales and associate fees	2.1	1.3	0.8	61.5%
Consolidated other	0.1	0.3	(0.2)	(66.7)%
Total consolidated net sales	$34.1	$32.4	$1.7	5.2%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended March 31, 2023 increased by $1.1 million, or 3.6%, as compared to the same period in 2022. Product sales increased primarily due to the increase in the average order value. The average order value for the three months ended March 31, 2023 was $185, as compared to $179 for the same period in 2022. The number of orders processed during the three months ended March 31, 2023 decreased by 3.7%, to 182,681, as compared to 189,700 for the same period in 2022.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three months ended March 31, (in millions, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	2.0	1.2	0.8	66.7%
Total	$2.1	$1.3	$0.8	61.5%

    Total pack sales and associate fees for the three months ended March 31, 2023 increased by $0.8 million, or 61.5%, to $2.1 million, as compared to $1.3 million for the same period in 2022. The total number of packs and associate fees sold decreased by 15, or 0.1%, to 23,715 for the three months ended March 31, 2023, as compared to the same period in 2022.

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

During 2022 and continuing into 2023, we took the following actions to recruit and retain associates and preferred customers:
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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2023 and 2022 were as follows:

	2023		2022
New	75,000	52.4%	83,000	52.9%
Continuing	68,000	47.6%	74,000	47.1%
Total	143,000	100.0%	157,000	100.0%

Recruitment of new independent associates and preferred customers increased by 0.03% to 18,547 in the first quarter of 2023 from 18,542 in the first quarter of 2022.

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

For the three months ended March 31, 2023 and 2022, other sales were $0.1 million and $0.3 million, respectively.

Gross Profit

For the three months ended March 31, 2023, gross profit increased by $1.4 million, or 5.6%, to $26.7 million, as compared to $25.3 million for the same period in 2022. For the three months ended March 31, 2023, gross profit as a percentage of net sales increased to 78.3%, as compared to 78.1% for the same period in 2022 due to declining freight costs and the effects of foreign exchange on our product costs.

Commissions and Incentives

Commission expense for the three months ended March 31, 2023 increased by 4.9%, or $0.6 million, to $12.9 million, as compared to $12.3 million for the same period in 2022. For the three months ended March 31, 2023, commissions as a percentage of net sales decreased to 37.9% from 38.0% for the same period in 2022.

Incentive costs for the three months ended March 31, 2023 decreased to $0.6 million, as compared to $0.8 million for the same period in 2022. For the three months ended March 31, 2023, incentives as a percentage of net sales decreased to 1.9% from 2.5% for the same period in 2022.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended March 31, 2023, selling and administrative expenses decreased by $0.5 million, or 7.1%, to $6.4 million, as compared to $6.9 million for the same period in 2022. The decrease in selling and administrative expenses consisted of a $0.4 million decrease in payroll costs and a $0.1 million decrease in warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2023 decreased to 18.8% from 21.3% for the same period in 2022.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended March 31, 2023, other operating costs increased by $0.7 million, or 14.6%, to $5.6 million, as compared to $4.9 million for the same period in 2022. For the three months ended March 31, 2023, other operating costs as a percentage of net sales increased to 16.5% from 15.2% for the same period in 2022. The increase in operating costs was primarily due to a $0.5 million increase in consulting fees, a $0.1 million increase in travel and entertainment and a $0.1 million increase in bad debt expense. Consulting fees include $0.2 million in consulting relating to Trulu, a new venture to serve as our innovation hub, $0.1 million in IT and Regulatory consulting, $0.1 million in management consulting, and $0.1 million in legal fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three months ended March 31:

Country	2023	2022
China(1)	25.0%	2.5%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	22.0%
United States(2)	22.2%	22.2%
(1)For 2022, the Company qualified for a reduced tax rate of 2.5% in China as a Small Low Profit Enterprise.
(2) Includes blended state effective rate of 1.2% for 2023 and 2022 in addition to U.S. federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 43.6% and 0.7%, respectively.

The effective tax rate for the three months ended March 31, 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

The effective tax rate for the three months ended March 31, 2022 was different from the federal statutory rate due to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2023, our cash and cash equivalents decreased by 0.7%, or $0.1 million, to $13.7 million from $13.8 million as of December 31, 2022. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances was $0.9 million at each of March 31, 2023 and December 31, 2022. The long-term portion of restricted cash balances was $0.5 million at each of March 31, 2023 and December 31, 2022. Finally, fluctuations in currency rates produced a decrease of $0.8 million and $0.7 million in cash and cash equivalents for the three months ended March 31, 2023 and 2022, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2023 and December 31, 2022, our working capital was $5.2 million and $5.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by/(Used in):	2023	2022
Operating activities	$1.4	$0.6
Investing activities	$(0.1)	$(0.2)
Financing activities	$(0.6)	$(0.5)

Operating Activities

Operating cash flows improved to $1.4 million for the three months ending March 31, 2023, as compared to $0.6 million for the same period during 2022 as a result of improved profitability and other improvements in working capital, which were offset by the payment of additional taxes assessed as a result of the settlement of the income tax audit in Korea.

Investing Activities

For the three months ended March 31, 2023 and 2022, we invested cash of $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2023, we invested approximately $0.1 million in back-office software projects and equipment, reported as property and equipment. During the three months ended March 31, 2022, we invested approximately $0.2 million in back-office software projects reported as construction in progress.

Financing Activities

For the three months ended March 31, 2023 and 2022, our financing activities used cash of $0.6 million and $0.5 million, respectively. For the three months ended March 31, 2023, we used $0.4 million in payments of dividends to shareholders and $0.2 million in the repayment of finance lease obligations. For the three months ended March 31, 2022, we used $0.4 million in payments of dividends to shareholders and $0.1 million in the repayment of finance lease obligations.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At March 31, 2023, we have one supply agreement that requires the Company to purchase an aggregate of $4.5 million through 2023 and $2.6 million annually through 2024, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At March 31, 2023, our operating lease liabilities were $5.4 million, of which $1.7 million was recorded in Accrued expenses and $3.7 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $1.3 million and lease restoration liabilities of $0.3 million.

We have pension obligations of $1.0 million related to our employee benefit plan at our Japan subsidiary, which is included in Other long-term liabilities.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of March 31, 2023.

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

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of March 31, 2023, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. Therefore, our estimated reserve balances and liability related to uncertain income tax positions may exist for multiple years before the applicable statute of limitations expires or before an issue is resolved by the taxing authority. Additionally, we may be requested to extend the statute of limitations for tax years under audit. It is reasonably possible the tax jurisdiction may request that the statute of limitations be extended, which may cause the classification between current and long-term to change. We believe our tax liabilities related to uncertain tax positions are based upon reasonable judgment and estimates; however, if actual results materially differ, our effective income tax rate and cash flows could be affected in the period of discovery or resolution. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (1) the sales of the product and (2) the loyalty program. For these contracts, we account for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above – the sale of the product.

We provide associates with access to a complimentary three-month package for the Success Tracker™ and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (1) providing new associates with the eligibility to earn commissions, bonuses and incentives for twelve months, (2) three months of complimentary access to utilize the Success Tracker™ online tool, and (3) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis. Associates do not have complimentary access to online business tools after the first contractual period.

With regard to both of the aforementioned contracts, we determine the standalone selling prices by using observable inputs, which include our standard published price lists.

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of March 31, 2023, we had 113,468 shares available for grant in the future. During the three months ended March 31, 2023, the Company granted no stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2023 were as follows:

	Three months ended March 31, 2023			March 31, 2023
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.65847	0.71173	0.68414	0.66990
Canada (Canadian Dollar)	0.72332	0.75209	0.73966	0.73841
China (Renminbi)	0.14361	0.14921	0.14618	0.14540
Colombia (Peso)	0.00020	0.00022	0.00021	0.00022
Czech Republic (Koruna)	0.04392	0.04622	0.04510	0.04622
Denmark (Kroner)	0.14169	0.14744	0.14414	0.14603
Hong Kong (Hong Kong Dollar)	0.12739	0.12814	0.12760	0.12739
Japan (Yen)	0.00728	0.00782	0.00756	0.00754
Mexico (Peso)	0.05134	0.05571	0.05355	0.05527
New Zealand (New Zealand Dollar)	0.61109	0.65089	0.63014	0.62416
Norway (Krone)	0.09294	0.10181	0.09791	0.09603
Republic of Korea (Won)	0.00076	0.00082	0.00079	0.00077
Singapore (Singapore Dollar)	0.73861	0.76520	0.75036	0.75273
South Africa (Rand)	0.05379	0.05957	0.05647	0.05565
Sweden (Krona)	0.09324	0.09791	0.09577	0.09630
Switzerland (Franc)	1.06165	1.09929	1.08082	1.09213
Taiwan (New Taiwan Dollar)	0.03243	0.03367	0.03290	0.03282
Thailand	0.02843	0.03063	0.02953	0.02927
United Kingdom (British Pound)	1.18342	1.24009	1.21486	1.23531
Various countries (1) (Euro)	1.05439	1.09692	1.07274	1.08773
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

Changes in Internal Control over Financial Reporting

    During the quarter ended March 31, 2023, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 7, Litigation, of our Notes to Unaudited Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 12, 2023	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: May 12, 2023	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)