Form 10-Q
period 2023-06-30
MANNATECH INC
filed 2023-08-14
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023

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
Yes  ☐ No ☒

As of July 31, 2023, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,864,881.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$9,374	$13,777
Restricted cash	938	944
Accounts receivable, net of allowance of $1,109 and $973 in 2023 and 2022, respectively	645	218
Income tax receivable	422	423
Inventories, net	15,838	14,726
Prepaid expenses and other current assets	2,183	2,389
Deferred commissions	1,852	2,476
Total current assets	31,252	34,953
Property and equipment, net	4,689	3,759
Long-term restricted cash	460	476
Other assets	7,834	8,439
Deferred tax assets, net	1,164	1,501
Total assets	$45,399	$49,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$274	$61
Accounts payable	5,825	4,361
Accrued expenses	6,930	7,510
Commissions and incentives payable	8,734	9,256
Taxes payable	1,738	3,281
Current notes payable	411	263
Deferred revenue	4,330	5,106
Total current liabilities	28,242	29,838
Finance leases, excluding current portion	1,115	88
Other long-term liabilities	4,400	5,026
Total liabilities	33,757	34,952

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,866,212 shares outstanding as of June 30, 2023 and 2,742,857 shares issued and 1,858,800 shares outstanding as of December 31, 2022	—	—
Additional paid-in capital	33,294	33,377
Retained earnings	437	1,686
Accumulated other comprehensive (loss) income	(1,658)	(208)
Treasury stock, at average cost, 876,645 shares as of June 30, 2023 and 884,057 shares as of December 31, 2022	(20,431)	(20,679)
Total shareholders’ equity	11,642	14,176
Total liabilities and shareholders’ equity	$45,399	$49,128

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$32,594	$34,976	$66,708	$67,360
Cost of sales	7,004	7,920	14,417	15,011
Gross profit	25,590	27,056	52,291	52,349

Operating expenses:
Commissions and incentives	13,465	14,137	27,022	27,245
Selling and administrative expenses	7,257	6,914	13,673	13,823
Depreciation and amortization expense	387	301	774	633
Other operating costs	5,435	4,851	11,063	9,760
Total operating expenses	26,544	26,203	52,532	51,461

(Loss) income from operations	(954)	853	(241)	888
Interest (expense) income, net	(10)	23	14	38
Other income (expense), net	150	(84)	483	1
(Loss) income before income taxes	(814)	792	256	927

Income tax provision	(291)	(98)	(757)	(99)
Net (loss) income	$(1,105)	$694	$(501)	$828

(Loss) income per common share:
Basic	$(0.59)	$0.36	$(0.27)	$0.43
Diluted	$(0.59)	$0.34	$(0.27)	$0.40

Weighted-average common shares outstanding:
Basic	1,870	1,942	1,871	1,944
Diluted	1,870	2,031	1,871	2,052

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1,105)	$694	$(501)	$828
Foreign currency translations	(651)	(2,161)	(1,450)	(2,834)
Comprehensive loss	$(1,756)	$(1,467)	$(1,951)	$(2,006)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	604	—	—	604
Payment of cash dividends	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	11	—	—	—	11
Issuance of unrestricted shares	—	(76)	—	—	299	223
Stock option exercises	—	(35)	—		47	12
Foreign currency translations	—	—	—	(799)	—	(799)
Balance at March 31, 2023	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

Net loss	—	—	(1,105)	—	—	(1,105)
Payment of cash dividends	—	—	(373)	—	—	(373)
Charge related to stock-based compensation	—	17	—	—	—	17
Repurchase of common stock	—	—	—	—	(98)	(98)
Foreign currency translations	—	—	—	(651)	—	(651)
Balance at June 30, 2023	$—	$33,294	$437	$(1,658)	$(20,431)	$11,642

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—	—	22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

Net income	—	—	694	—	—	694
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	48	—	—	—	48
Repurchase of common stock	—	—	—	—	(643)	(643)
Foreign currency translations	—	—	—	(2161)	—	(2,161)
Balance at June 30, 2022	$—	$33,407	$7,756	$(492)	$(19,393)	$21,278

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(501)	828
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	774	633
Non-cash operating lease expense	823	1,051
Provision for inventory losses	275	225
Provision for allowance for credit losses	130	(29)
Charge related to stock-based compensation	251	295
Deferred income taxes	337	32
Changes in operating assets and liabilities:
Accounts receivable	(557)	(92)
Income tax receivable	1	(47)
Inventories	(1,387)	(2,089)
Prepaid expenses and other current assets	695	671
Deferred commissions	624	(845)
Other assets	122	230
Accounts payable	1,464	1,168
Accrued expenses	(920)	(711)
Other long-term liabilities	(626)	239
Taxes payable	(1,543)	(619)
Commissions and incentives payable	(522)	(592)
Deferred revenue	(776)	1,125
Net cash (used in) provided by operating activities	(1,336)	1,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(354)	(536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	12	—
Repurchase of common stock	(98)	(643)
Payment of cash dividends	(748)	(780)
Repayment of finance lease obligations and other long-term liabilities	(446)	(345)
Net cash used in financing activities	(1,280)	(1,768)
Effect of currency exchange rate changes on cash and cash equivalents	(1,455)	(2,815)
Net decrease in cash, cash equivalents, and restricted cash	(4,425)	(3,646)
Cash, cash equivalents, and restricted cash at the beginning of the period	15,197	25,632
Cash, cash equivalents, and restricted cash at the end of the period	$10,772	$21,986

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,390	$654
Interest paid on finance leases and other financing arrangements	27	14
Assets acquired through other financing arrangements	497	528
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	340	1,378
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	1,345	19
Treasury shares exchanged for stock options exercised	—	22

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of June 30, 2023 and December 31, 2022, credit card receivables were $1.3 million and $1.9 million, respectively. As of June 30, 2023 and December 31, 2022, cash and cash equivalents held in bank accounts in foreign countries totaled $7.8 million and $11.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $25.2 million and $21.3 million at June 30, 2023 and December 31, 2022, respectively. In addition, for the three and six months ended June 30, 2023 and 2022, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of June 30, 2023 and December 31, 2022, our total restricted cash was $1.4 million.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents at beginning of period	$13,777	$24,185
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	476	503
Cash, cash equivalents, and restricted cash at beginning of period	$15,197	$25,632

Cash and cash equivalents at end of period	$9,374	$13,777
Current restricted cash at end of period	938	944
Long-term restricted cash at end of period	460	476
Cash, cash equivalents, and restricted cash at end of period	$10,772	$15,197

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2023 and December 31, 2022, receivables consisted primarily of amounts due from preferred customers and associates. At June 30, 2023 and December 31, 2022, the Company's accounts receivable balances (net of allowance) were $0.6 million and $0.2 million, respectively. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At June 30, 2023 and December 31, 2022, the Company held an allowance for credit losses of $1.1 million and $1.0 million, respectively.

	December 31, 2022	Charged to Expenses	Deductions	June 30, 2023
Allowance for credit losses ( 000's)	$973	$(9)	$145	$1,109

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

As of June 30, 2023 and December 31, 2022, other assets were $7.8 million and $8.4 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $4.2 million and $4.6 million as of June 30, 2023 and December 31, 2022, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $1.3 million for each of June 30, 2023 and December 31, 2022. Additionally, included in the June 30, 2023 and December 31, 2022 balances was $2.2 million and $2.3 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the June 30, 2023 and December 31, 2022 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

As of June 30, 2023 and December 31, 2022, accrued expenses were $6.9 million and $7.5 million, respectively. These amounts primarily consisted of $1.8 million and $1.4 million representing employee benefits, which included accrued wages, bonus and severance at June 30, 2023 and December 31, 2022, respectively. Also included in the June 30, 2023 and December 31, 2022 balances were non-inventory accrued liabilities of $1.9 million and $2.8 million, respectively. Additionally, included in the June 30, 2023 and December 31, 2022 balances was $1.8 million and $1.6 million for the current portion of operating lease liabilities, respectively. At June 30, 2023 and December 31, 2022, also included in the balances were $0.7 million and $1.0 million for accrued auditing and accounting fees, respectively. At each of June 30, 2023 and December 31, 2022, other accrued expenses were $0.7 million.

Notes Payable

Notes payable were $0.4 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively, as a result of short-term financing arrangements for insurance policies. At June 30, 2023 and December 31, 2022, the current portion was $0.4 million and $0.3 million, respectively. There was no long-term portion at either period.

Other Long-Term Liabilities

Other long-term liabilities were $4.4 million and $5.0 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the balance is primarily composed of long-term operating lease obligations of $3.5 million and $4.2 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of June 30, 2023 and December 31, 2022, accrued restoration costs related to these leases amounted to $0.3 million. At each of June 30, 2023 and December 31, 2022, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2022 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.5 million for the year ended December 31, 2022. Of this balance, $1.5 million was amortized to commissions expense for the six months ended June 30, 2023. At June 30, 2023, deferred commissions were $1.9 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2022, the Company’s deferred revenue was $5.1 million. Of this balance, $3.5 million was recognized as revenue for the six months ended June 30, 2023. At June 30, 2023, the Company’s deferred revenue was $4.3 million.

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
During the preparation of our consolidated financial statements for the three-months ended June 30, 2023, an immaterial error was identified in the calculation of breakage relating to our loyalty program. To correct the error, we recognized an out of period adjustment resulting in an increase in revenues of $1.2 million and $1.4 million for the three and six months ended June 30, 2023, respectively. The out of period adjustment also resulted in an increase in commission expense of $0.5 million for each of the three and six months ended June 30, 2023.
The deferred revenue associated with the loyalty program at each of June 30, 2023 and December 31, 2022 was $2.6 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(3,387)
Loyalty points used	(10,543)
Loyalty points vested	12,773
Loyalty points unvested	1,032
Loyalty deferred revenue as of December 31, 2022	$4,167

Loyalty deferred revenue as of January 1, 2023	$4,167
Loyalty points forfeited or expired	(2,736)
Loyalty points used	(4,672)
Loyalty points vested	5,010
Loyalty points unvested	828
Loyalty deferred revenue as of June 30, 2023	$2,597

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. As of each of the periods set forth below, our sales return reserve consisted of the following (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	783
Adjustment related to sales made in prior periods	(4)
Actual returns or credits related to current period	(730)
Actual returns or credits related to prior periods	(45)
Sales reserve as of December 31, 2022	$59

Sales reserve as of January 1, 2023	$59
Provision related to sales made in current period	427
Adjustment related to sales made in prior periods	414
Actual returns or credits related to current period	(363)
Actual returns or credits related to prior periods	(467)
Sales reserve as of June 30, 2023	$70

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$3,996	$3,302
Finished goods	12,362	11,841
Inventory reserves for obsolescence	(520)	(417)
Total	$15,838	$14,726

NOTE 3: INCOME TAXES

For the three and six months ended June 30, 2023, the Company’s effective tax rate was (20.8)% and (228.0)%, respectively. For the three and six months ended June 30, 2022, the Company's effective tax rate was 12.4% and 10.7%, respectively. For the three and six months ended June 30, 2023 and 2022, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and six months ended June 30, 2023 was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

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

    For the three and six months ended June 30, 2023, shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the three and six months ended June 30, 2023.

In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2022, the Company used the quarterly and six-month average common stock close price of $26.94 and $31.42 per share, respectively.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2023, the Company had a total of 113,468 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the six months ended June 30, 2023 and 2022, the Company granted 5,000 and 11,807 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2023 and 2022 was approximately $4.32 and $7.21 per share, respectively. The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total gross compensation expense	$17	$48	$28	$56
Total tax benefit associated with compensation expense	4	11	7	13
Total net compensation expense	$13	$37	$21	$43

As of June 30, 2023, the Company expects to record compensation expense in the future as follows (in thousands):

	Six months ending December 31, 2023	Years ending December 31,
		2024	2025
Total gross unrecognized compensation expense	$15	$17	$3
Tax benefit associated with unrecognized compensation expense	3	4	1
Total net unrecognized compensation expense	$12	$13	$2

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

During the three months ended June 30, 2023 and 2022, the Company repurchased 7,396 and 31,411 shares of its outstanding common stock, respectively.

As of June 30, 2023, the Company had 1,866,212 shares of common stock outstanding. As of June 30, 2022, the Company had 1,921,262 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2022	$(608)	$400	$(208)
Current-period change (1)	(1,450)	—	(1,450)
Balance as of June 30, 2023	$(2,058)	$400	$(1,658)

(1) No material amounts reclassified from accumulated other comprehensive loss.

Dividends

On March 5, 2023, the Board declared a dividend of $0.20 per share that was paid on March 30, 2023 to shareholders of record on March 16, 2023, for an aggregate amount of $0.4 million.

On May 25, 2023, the Board declared a dividend of $0.20 per share that was paid on June 29, 2023 to shareholders of record on June 15, 2023, for an aggregate amount of $0.4 million.

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at June 30, 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2022 Annual Report. On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. As of June 30, 2023, the Company had earned less than $0.1 million income from the sublease, which is presented as a component of net sales on the Company's Consolidated Statements of Operations.

    As of June 30, 2023, the Company had net operating lease right-of-use assets of $4.2 million and net finance lease right-of-use assets of $1.5 million. At June 30, 2023, our operating lease liabilities were $5.2 million and our finance lease liabilities were $1.4 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2023 were 3.63 years and 4.6%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2023 were 4.81 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

    As of June 30, 2023 and December 31, 2022 our right-of-use assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	June 30, 2023	December 31, 2022
Right-of-use assets
Operating leases	Other assets	$4,153	$4,649
Finance leases	Property and equipment, net	1,483	182
Total right-of-use assets		$5,636	$4,831

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,793	$1,600
Finance leases	Current portion of finance leases	274	61
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	3,450	4,153
Finance leases	Finance leases, excluding current portion	1,115	88
Total lease liabilities		$6,632	$5,902

As of June 30, 2023, the Company's future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

	June 30, 2023
Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2023	1,084	179	(66)
2024	1,835	337	(132)
2025	1,143	327	(132)
2026	730	327	(132)
Thereafter	918	441	(187)
Total minimum lease payments	$5,710	$1,611	$(649)
Imputed interest	(467)	(222)	—
Present value of minimum lease payments	$5,243	$1,389	$(649)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2023.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2023 and December 31, 2022.

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$1,826	—	—	$1,826
Total assets	$1,826	$—	$—	$1,826
Amounts included in:
Cash and cash equivalents	$995	$—	$—	$995
Restricted cash	674	—	—	674
Long-term restricted cash	157	—	—	157
Total	$1,826	$—	$—	$1,826

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$3,855	—	—	$3,855
Total assets	$3,855	$—	$—	$3,855
Amounts included in:
Cash and cash equivalents	$3,014	$—	$—	$3,014
Restricted cash	680	—	—	680
Long-term restricted cash	161	—	—	161
Total	$3,855	$—	$—	$3,855

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2023		2022		2023		2022
Americas	$10.6	32.5%	$9.2	26.3%	$21.1	31.6%	$19.5	28.9%
Asia/Pacific	19.3	59.2%	22.7	64.9%	40.4	60.6%	41.8	62.0%
EMEA	2.7	8.3%	3.1	8.8%	5.2	7.8%	6.1	9.1%
Totals	$32.6	100.0%	$35.0	100.0%	$66.7	100.0%	$67.4	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated product sales	$31.0	$33.0	$62.9	$63.8
Consolidated pack sales and associate fees	1.4	1.8	3.5	3.1
Consolidated other	0.2	0.2	0.3	0.5
Consolidated total net sales	$32.6	$35.0	$66.7	$67.4

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2023 and December 31, 2022, reside in the following regions, as follows (in millions):

Region	June 30, 2023	December 31, 2022
Americas	$4.3	$3.2
Asia/Pacific	0.4	0.6
EMEA	—	—
Total	$4.7	$3.8

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2023	December 31, 2022
Americas	$8.4	$7.5
Asia/Pacific	5.4	5.4
EMEA	2.0	1.8
Total	$15.8	$14.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2023 as compared to the same period in 2022, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2022 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 142,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $2.4 million, or 6.8%, to $32.6 million, during the three months ended June 30, 2023, as compared to the same period in 2022. Net sales for the six months ended June 30, 2023 decreased by $0.7 million, or 1.0% to $66.7 million, as compared to the same period in 2022. For the three months ended June 30, 2023, our net sales decreased 4.0% on a Constant dollar basis (see Non-GAAP Measures, below). For the six months ended June 30, 2023, our net sales increased 2.8% on a Constant dollar basis; foreign exchange during the three and six months ended June 30, 2023 decreased GAAP net sales by $1.0 million and $2.6 million, respectively, as compared to the same period in 2022. For the three and six months ended June 30, 2023, our operations outside of the Americas accounted for approximately 67.5% and 68.4%, respectively, of our consolidated net sales.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	2023		2022		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$32,594	100.0%	$34,976	100.0%	$(2,382)	(6.8)%
Cost of sales	7,004	21.5%	7,920	22.6%	(916)	(11.6)%
Gross profit	25,590	78.5%	27,056	77.4%	(1,466)	(5.4)%

Operating expenses:
Commissions and incentives	13,465	41.3%	14,137	40.4%	(672)	(4.8)%
Selling and administrative expenses	7,257	22.3%	6,914	19.8%	343	5.0%
Depreciation and amortization expense	387	1.2%	301	0.9%	86	28.6%
Other operating costs	5,435	16.7%	4,851	13.9%	584	12.0%
Total operating expenses	26,544	81.4%	26,203	74.9%	341	1.3%
(Loss) income from operations	(954)	(2.9)%	853	2.4%	(1,807)	(211.8)%
Interest (expense) income	(10)	—%	23	0.1%	(33)	(143.5)%
Other income (expense), net	150	0.5%	(84)	(0.2)%	234	(278.6)%
(Loss) income before income taxes	(814)	(2.5)%	792	2.3%	(1,606)	(202.8)%
Income tax provision	(291)	(0.9)%	(98)	(0.3)%	(193)	196.9%
Net (loss) income	$(1,105)	(3.4)%	$694	2.0%	$(1,799)	(259.2)%

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	2023		2022		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$66,708	100.0%	$67,360	100.0%	$(652)	(1.0)%
Cost of sales	14,417	21.6%	15,011	22.3%	(594)	(4.0)%
Gross profit	52,291	78.4%	52,349	77.7%	(58)	(0.1)%

Operating expenses:
Commissions and incentives	27,022	40.5%	27,245	40.4%	(223)	(0.8)%
Selling and administrative expenses	13,673	20.5%	13,823	20.5%	(150)	(1.1)%
Depreciation and amortization expense	774	1.2%	633	0.9%	141	22.3%
Other operating costs	11,063	16.6%	9,760	14.5%	1,303	13.4%
Total operating expenses	52,532	78.7%	51,461	76.4%	1,071	2.1%
(Loss) income from operations	(241)	(0.4)%	888	1.3%	(1,129)	(127.1)%
Interest income	14	—%	38	0.1%	(24)	(63.2)%
Other income, net	483	0.7%	1	—%	482	48,200.0%
(Loss) income before income taxes	256	0.4%	927	1.4%	(671)	(72.4)%
Income tax provision	(757)	(1.1)%	(99)	(0.1)%	(658)	664.6%
Net (loss) income	$(501)	(0.8)%	$828	1.2%	$(1,329)	(160.5)%

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

Three-month period ended	June 30, 2023		June 30, 2022	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$32.6	$33.6	$35.0	$(1.4)	(4.0)%
Product	31.0	32.0	33.0	(1.0)	(3.0)%
Pack sales and associate fees	1.4	1.4	1.8	(0.4)	(22.2)%
Other	0.2	0.2	0.2	—	—%
Gross profit	25.6	26.4	27.1	(0.7)	(2.6)%
(Loss) income from operations	(1.0)	(0.8)	0.9	(1.7)	(188.9)%

Six-month period ended	June 30, 2023		June 30, 2022	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$66.7	$69.3	$67.4	$1.9	2.8%
Product	62.9	65.3	63.8	1.5	2.4%
Pack sales and associate fees	3.5	3.7	3.1	0.6	19.4%
Other	0.3	0.3	0.5	(0.2)	(40.0)%
Gross profit	52.3	54.3	52.3	2.0	3.8%
(Loss) income from operations	(0.2)	0.3	0.9	(0.6)	(66.7)%

Net Sales
Consolidated net sales for the three months ended June 30, 2023 decreased by $2.4 million, or 6.8%, to $32.6 million, as compared to $35.0 million for the same period in 2022. Consolidated net sales for the six months ended June 30, 2023, decreased by $0.7 million, or 1.0%, to $66.7 million as compared to $67.4 million for the same period in 2022.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the three months ended June 30, 2023 and 2022 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
Americas	$10.6	32.5%	$9.2	26.3%
Asia/Pacific	19.3	59.2%	22.7	64.9%
EMEA	2.7	8.3%	3.1	8.8%
Total	$32.6	100.0%	$35.0	100.0%

Consolidated net sales by region for the six months ended June 30, 2023 and 2022 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Americas	$21.1	31.6%	$19.5	28.9%
Asia/Pacific	40.4	60.6%	41.8	62.0%
EMEA	5.2	7.8%	6.1	9.1%
Total	$66.7	100.0%	$67.4	100.0%

For the three months ended June 30, 2023, net sales in the Americas increased by $1.4 million, or 15.2%, to $10.6 million, as compared to $9.2 million for the same period in 2022. Our revenue per active independent associate and preferred customer increased by 24.5%, which was partially offset by a 7.4% decline in the number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.2 million for the three months ended June 30, 2023, as compared to the same period in 2022. The currency impact is due to the strengthening of the Mexican Peso.

For the six months ended June 30, 2023, net sales in the Americas increased by $1.6 million, or 8.2%, to $21.1 million, as compared to $19.5 million for the same period in 2022. Our revenue per active independent associate and preferred customer increased 16.9%, which was partially offset by a 10.9% decline in the number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.3 million for the six months ended June 30, 2023, as compared to the same period in 2022. The currency impact is due to the strengthening of the Mexican Peso.

For the three months ended June 30, 2023, our operations outside of the Americas accounted for approximately 67.5% of our consolidated net sales, whereas in the same period in 2022, our operations outside of the Americas accounted for approximately 73.7% of our consolidated net sales.

For the six months ended June 30, 2023, our operations outside of the Americas accounted for approximately 68.4% of our consolidated net sales, whereas in the same period in 2022, our operations outside of the Americas accounted for approximately 71.1% of our consolidated net sales.

For the three months ended June 30, 2023, Asia/Pacific net sales decreased by $3.4 million, or 15.0%, to $19.3 million, as compared to $22.7 million for the same period in 2022. Revenue per active independent associate and preferred customer decreased 12.8%. Our number of active independent associates and preferred customers declined 2.5%. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the three months ended June 30, 2023, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the six months ended June 30, 2023, Asia/Pacific net sales decreased by $1.4 million, or 3.3%, to $40.4 million, as compared to $41.8 million for the same period in 2022. Revenue per active independent associate and preferred customer decreased 0.9% and the number of active independent associates and preferred customers declined 2.8%. Foreign currency exchange had the effect of decreasing revenue by $2.1 million for the six months ended June 30, 2023, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended June 30, 2023, EMEA net sales decreased by $0.4 million, or 12.9%, to $2.7 million, as compared to $3.1 million for the same period in 2022. The decrease was primarily due to a 15.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 3.6% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three months ended June 30, 2023 as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand.

For the six months ended June 30, 2023, EMEA net sales decreased by $0.9 million, or 14.8%, to $5.2 million, as compared to $6.1 million for the same period in 2022. The decrease was primarily due to an 18.2% decrease in the number of active independent associates and preferred customers, which was partially offset by a 1.4% increase in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the three months ended June 30, 2023 as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand, and the Euro.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
Consolidated product sales	$31.0	$33.0	$(2.0)	(6.1)%
Consolidated pack sales and associate fees	1.4	1.8	(0.4)	(22.2)%
Consolidated other	0.2	0.2	—	—%
Total consolidated net sales	$32.6	$35.0	$(2.4)	(6.9)%

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
Consolidated product sales	$62.9	$63.8	$(0.9)	(1.4)%
Consolidated pack sales and associate fees	3.5	3.1	0.4	12.9%
Consolidated other	0.3	0.5	(0.2)	(40.0)%
Total consolidated net sales	$66.7	$67.4	$(0.7)	(1.0)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended June 30, 2023 decreased by $2.0 million, or 6.1%, as compared to the same period in 2022. The average order value for the three months ended June 30, 2023 was $173, as compared to $176 for the same period in 2022. The number of orders processed during the three months ended June 30, 2023 decreased by 7.8%, to 179,437, as compared to 194,555 for the same period in 2022.

Product sales for the six months ended June 30, 2023 decreased by $0.9 million, or 1.4%, as compared to the same period in 2022. Product sales decreased primarily due to the decrease in the number of orders processed. The number of orders processed during the six months ended June 30, 2023 decreased by 5.8%, to 362,118, as compared to 384,255 for the same period in 2022. The average order value for the six months ended June 30, 2023 was $179, as compared to $177 for the same period in 2022.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and six months ended June 30 (in millions, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.3	1.7	(0.4)	(23.5)%
Total	$1.4	$1.8	$(0.4)	(22.2)%

	Six Months Ended June 30,		Change
	2023	2022	Dollar	Percentage
New	$0.2	$0.2	$—	—%
Continuing	3.3	2.9	0.4	13.8%
Total	$3.5	$3.1	$0.4	12.9%

    Total pack sales and associate fees for the three months ended June 30, 2023 decreased by $0.4 million, or 22.2%, to $1.4 million, as compared to $1.8 million for the same period in 2022. The total number of packs and associate fees sold decreased by 2,242, or 9.6%, to 21,026 for the three months ended June 30, 2023, as compared to the same period in 2022.

Total pack sales and associate fees for the six months ended June 30, 2023 increased by $0.4 million, or 12.9%, to $3.5 million, as compared to $3.1 million for the same period in 2022. The average order value for the six months ended June 30, 2023 was $79, as compared to $66 for the same period in 2022. The total number of packs and associate fees sold decreased by 2,257, or 4.8% to 44,741 for the six months ended June 30, 2023 as compared to the same period in 2022.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2023 and 2022 were as follows:

	2023		2022
New	75,000	52.8%	81,000	53.3%
Continuing	67,000	47.2%	71,000	46.7%
Total	142,000	100.0%	152,000	100.0%

Recruitment of new independent associates and preferred customers decreased by 2.6% to 19,309 in the second quarter of 2023 from 19,823 in the second quarter of 2022.

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

For each of the three months ended June 30, 2023 and 2022, other sales were $0.2 million.

For the six months ended June 30, 2023 and 2022, other sales were $0.3 million and $0.5 million, respectively.

Gross Profit

For the three months ended June 30, 2023, gross profit decreased by $1.5 million, or 5.4%, to $25.6 million, as compared to $27.1 million for the same period in 2022. For the three months ended June 30, 2023, gross profit as a percentage of net sales increased to 78.5%, as compared to 77.4% for the same period in 2022 due to declining freight costs.

For the six months ended June 30, 2023, gross profit remained constant at $52.3 million, as compared to the same period in 2022. For the six months ended June 30, 2023, gross profit as a percentage of net sales increased to 78.4%, as compared to 77.7% for the same period in 2022 due to declining freight costs.

Commissions and Incentives

Commission expense for the three months ended June 30, 2023 decreased by 3.8%, or $0.5 million, to $12.7 million, as compared to $13.2 million for the same period in 2022. For the three months ended June 30, 2023, commissions as a percentage of net sales increased to 38.9% from 37.7% for the same period in 2022.

Commission expense for the six months ended June 30, 2023 increased by 0.4%, or $0.1 million, to $25.6 million, as compared to $25.5 million for the same period in 2022. For the six months ended June 30, 2023, commissions as a percentage of net sales increased to 38.4% from 37.9% for the same period in 2022.

Incentive costs for the three months ended June 30, 2023 decreased to $0.8 million, as compared to $0.9 million for the same period in 2022. For the three months ended June 30, 2023, incentives as a percentage of net sales decreased to 2.4% from 2.7% for the same period in 2022.

Incentive costs for the six months ended June 30, 2023 decreased to $1.4 million, as compared to $1.7 million for the same period in 2022. For the six months ended June 30, 2023, incentives as a percentage of net sales decreased to 2.1% from 2.6% for the same period in 2022.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended June 30, 2023, selling and administrative expenses increased by $0.3 million, or 5.0%, to $7.2 million, as compared to $6.9 million for the same period in 2022. The increase in selling and administrative expenses consisted of a $0.1 million increase in payroll costs (as $0.5 million severance was partially offset by other lower payroll costs), a $0.1 million increase in marketing costs and a $0.1 million increase in warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2023 increased to 22.3% from 19.8% for the same period in 2022.

For the six months ended June 30, 2023, selling and administrative expenses decreased by $0.1 million, or 1.1%, to $13.7 million, as compared to $13.8 million for the same period in 2022. The decrease in selling and administrative expenses consisted of a $0.4 million decrease in payroll costs (lower payroll costs were partially offset by $0.5 million severance). Also impacting the change was a $0.2 million increase in marketing costs, a $0.1 million increase in contract labor costs and a $0.1 million increase in warehouse costs. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2023 and June 30, 2022 were flat at 20.5%.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended June 30, 2023, other operating costs increased by $0.6 million, or 12.0%, to $5.4 million, as compared to $4.9 million for the same period in 2022. For the three months ended June 30, 2023, other operating costs as a percentage of net sales increased to 16.7% from 13.9% for the same period in 2022. The increase in operating costs was primarily due to a $0.4 million increase in consulting fees, a $0.4 million increase in travel and entertainment, which was partially offset by a $0.2 million decrease in office expenses. Consulting fees include $0.4 million in consulting relating to Trulu, a new venture to serve as our innovation hub.

For the six months ended June 30, 2023, other operating costs increased by $1.3 million, or 13.4%, to $11.1 million, as compared to $9.8 million for the same period in 2022. For the six months ended June 30, 2023, other operating costs as a percentage of net sales increased to 16.6% from 14.5% for the same period in 2022. The increase in operating costs was primarily due to a $1.0 million increase in consulting fees, a $0.5 million increase in travel and entertainment, which was partially offset by a $0.2 million decrease in office expenses. Consulting fees include $0.6 million in consulting relating to Trulu, a new venture to serve as our innovation hub.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation and amortization expense was $0.8 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.2 million for the three months ended June 30, 2023. For the three months ended June 30, 2022, other expense was $0.1 million.

Due to foreign exchange gains and losses, other income was $0.5 million for the six months ended June 30, 2023. For the six months ended June 30, 2022, other income was de minimis.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three and six months ended June 30:

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2023, the Company’s effective tax rate was (20.8)% and (228.0)%, respectively. For the three and six months ended June 30, 2022, the Company’s effective tax rate was 12.4% and 10.7%, respectively.

The effective tax rates for the three and six months ended June 30, 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

The effective tax rates for the three and six months ended June 30, 2022 was different from the federal statutory rate due primarily to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2023, our cash and cash equivalents decreased by 32.0%, or $4.4 million, to $9.4 million from $13.8 million as of December 31, 2022. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances was $0.9 million at each of June 30, 2023 and December 31, 2022. The long-term portion of restricted cash balances was $0.5 million at each of June 30, 2023 and December 31, 2022. Finally, fluctuations in currency rates produced a decrease of $1.5 million and $2.8 million in cash and cash equivalents for the six months ended June 30, 2023 and 2022, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2023 and December 31, 2022, our working capital was $3.0 million and $5.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by (Used in):	2023	2022
Operating activities	$(1.3)	$1.5
Investing activities	$(0.4)	$(0.5)
Financing activities	$(1.3)	$(1.8)

Operating Activities

Operating activities used $1.3 million cash for the six months ending June 30, 2023. This decrease in cash was the result of an operating loss, tax payments, and our expenditures for inventory, partially offset by an increase in accounts payable.
Investing Activities

For the six months ended June 30, 2023 and 2022, we invested cash of $0.4 million and $0.5 million, respectively. During the six months ended June 30, 2023, we invested approximately $0.4 million in back-office software projects and equipment, reported as property and equipment. During the six months ended June 30, 2022, we invested approximately $0.5 million in back-office software projects reported as construction in progress.

Financing Activities

For the six months ended June 30, 2023 and 2022, our financing activities used cash of $1.3 million and $1.8 million, respectively. For the six months ended June 30, 2023, we used $0.8 million in payments of dividends to shareholders, $0.4 million in the repayment of finance lease obligations and $0.1 million in the repurchase of common stock. For the six months ended June 30, 2022, we used $0.8 million in payments of dividends to shareholders, $0.6 million in the repurchase of common stock and $0.3 million in the repayment of finance lease obligations.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At June 30, 2023, we have one supply agreement that requires the Company to purchase an aggregate of $2.6 million through 2023 and $2.6 million annually through 2024, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At June 30, 2023, our operating lease liabilities were $5.2 million, of which $1.8 million was recorded in Accrued expenses and $3.5 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $1.4 million and lease restoration liabilities of $0.3 million.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2023.

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

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of June 30, 2023, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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
•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% restocking fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate’s or preferred customer’s account.
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

June 2023 Grant
Estimated fair value per of options granted:	$4.32
Assumptions:
Annualized dividend yield	6.4%
Risk-free rate of return	4.0%
Common stock price volatility	66.5%
Expected average life of stock options (in years)	4.5

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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of June 30, 2023, we had 113,468 shares available for grant in the future. During the six months ended June 30, 2023, the Company granted 5,000 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the six months ended June 30, 2023 were as follows:

	Six months ended June 30, 2023			June 30, 2023
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.64901	0.71173	0.67619	0.66186
Canada (Canadian Dollar)	0.72332	0.76015	0.74207	0.75423
China (Renminbi)	0.13801	0.14921	0.14450	0.13801
Colombia (Peso)	0.00020	0.00024	0.00022	0.00024
Czech Republic (Koruna)	0.04392	0.04735	0.04565	0.04595
Denmark (Kroner)	0.14169	0.14827	0.14515	0.14626
Hong Kong (Hong Kong Dollar)	0.12739	0.12814	0.12758	0.12762
Japan (Yen)	0.00692	0.00782	0.00743	0.00692
Mexico (Peso)	0.05134	0.05860	0.05506	0.05847
New Zealand (New Zealand Dollar)	0.60101	0.65089	0.62445	0.60755
Norway (Krone)	0.08942	0.10181	0.09571	0.09269
Republic of Korea (Won)	0.00075	0.00082	0.00077	0.00076
Singapore (Singapore Dollar)	0.73827	0.76520	0.74866	0.73827
South Africa (Rand)	0.05064	0.05957	0.05507	0.05341
Sweden (Krona)	0.09179	0.09849	0.09544	0.09237
Switzerland (Franc)	1.06165	1.12990	1.09665	1.11357
Taiwan (New Taiwan Dollar)	0.03218	0.03367	0.03275	0.03218
Thailand	0.02808	0.03063	0.02931	0.02808
United Kingdom (British Pound)	1.18342	1.28258	1.23329	1.26271
Various countries (1) (Euro)	1.05439	1.10464	1.08076	1.08922
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

Changes in Internal Control over Financial Reporting

    During the quarter ended June 30, 2023, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased(b) (in thousands)
April 1, 2023 - April 30, 2023	2,106	$14.13	2,106	$5,778
May 1, 2023 - May 31, 2023	4,244	$12.85	4,244	$5,723
June 1, 2023 - June 30, 2023	1,046	$12.81	1,046	$5,710
Total	7,396		7,396

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

MANNATECH, INCORPORATED

Dated: August 14, 2023	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: August 14, 2023	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)