Form 10-Q
period 2023-09-30
MANNATECH INC
filed 2023-11-07
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023

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
Yes  ☐ No ☒

As of October 31, 2023, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,860,154.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2023 (unaudited)	December 31, 2022
Cash and cash equivalents	$7,928	$13,777
Restricted cash	938	944
Accounts receivable, net of allowance of $1,315 and $973 in 2023 and 2022, respectively	149	218
Income tax receivable	418	423
Inventories, net	15,332	14,726
Prepaid expenses and other current assets	2,040	2,389
Deferred commissions	1,779	2,476
Total current assets	28,584	34,953
Property and equipment, net	4,326	3,759
Long-term restricted cash	821	476
Other assets	7,277	8,439
Deferred tax assets, net	1,198	1,501
Total assets	$42,206	$49,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$272	$61
Accounts payable	3,879	4,361
Accrued expenses	7,547	7,510
Commissions and incentives payable	9,051	9,256
Taxes payable	1,311	3,281
Current notes payable	303	263
Deferred revenue	3,949	5,106
Total current liabilities	26,312	29,838
Finance leases, excluding current portion	1,022	88
Other long-term liabilities	4,172	5,026
Total liabilities	31,506	34,952

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,860,154 shares outstanding as of September 30, 2023 and 2,742,857 shares issued and 1,858,800 shares outstanding as of December 31, 2022	—	—
Additional paid-in capital	33,301	33,377
Retained earnings	455	1,686
Accumulated other comprehensive (loss)	(2,547)	(208)
Treasury stock, at average cost, 882,703 shares as of September 30, 2023 and 884,057 shares as of December 31, 2022	(20,509)	(20,679)
Total shareholders’ equity	10,700	14,176
Total liabilities and shareholders’ equity	$42,206	$49,128

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$32,553	$35,513	$99,261	$102,873
Cost of sales	6,625	7,416	21,042	22,427
Gross profit	25,928	28,097	78,219	80,446

Operating expenses:
Commissions and incentives	13,178	14,242	40,200	41,487
Selling and administrative expenses	6,946	6,656	20,619	20,479
Depreciation and amortization expense	450	716	1,224	1,349
Other operating costs	5,182	5,126	16,245	14,886
Total operating expenses	25,756	26,740	78,288	78,201

Income (loss) from operations	172	1,357	(69)	2,245
Interest (expense) income, net	(17)	19	(3)	57
Other income, net	320	287	803	288
Income before income taxes	475	1,663	731	2,590

Income tax provision	(457)	(472)	(1,214)	(571)
Net income (loss)	$18	$1,191	$(483)	$2,019

Income (loss) per common share:
Basic	$0.01	$0.62	$(0.26)	$1.05
Diluted	$0.01	$0.61	$(0.26)	$1.01

Weighted-average common shares outstanding:
Basic	1,863	1,906	1,868	1,932
Diluted	1,863	1,949	1,868	2,017

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$18	$1,191	$(483)	$2,019
Foreign currency translations	(889)	(2,561)	(2,339)	(5,395)
Comprehensive loss	$(871)	$(1,370)	$(2,822)	$(3,376)

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(in thousands)

	Common stock Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	604	—	—	604
Payment of cash dividends	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	11	—	—	—	11
Issuance of unrestricted shares	—	(76)	—	—	299	223
Stock option exercises	—	(35)	—		47	12
Foreign currency translations	—	—	—	(799)	—	(799)
Balance at March 31, 2023	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

Net loss	—	—	(1,105)	—	—	(1,105)
Payment of cash dividends	—	—	(373)	—	—	(373)
Charge related to stock-based compensation	—	17	—	—	—	17
Repurchase of common stock	—	—	—	—	(98)	(98)
Foreign currency translations	—	—	—	(651)	—	(651)
Balance at June 30, 2023	$—	$33,294	$437	$(1,658)	$(20,431)	$11,642

Net income	—	—	18	—	—	18
Charge related to stock-based compensation	—	7	—	—	—	7
Repurchase of common stock	—	—	—	—	(78)	(78)
Foreign currency translations	—	—	—	(889)	—	(889)
Balance at September 30, 2023	$—	$33,301	$455	$(2,547)	$(20,509)	$10,700

	Common stock Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at January 1, 2022	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net income	—	—	134	—	—	134
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	7	—	—	—	7
Issuance of unrestricted shares	—	97	—	—	143	240
Stock option exercises	—	(22)	—	—	22	—
Foreign currency translations	—	—	—	(673)	—	(673)
Balance at March 31, 2022	$—	$33,359	$7,452	$1,669	$(18,750)	$23,730

Net income	—	—	694	—	—	694
Payment of cash dividends	—	—	(390)	—	—	(390)
Charge related to stock-based compensation	—	48	—	—	—	48
Repurchase of common stock	—	—	—	—	(643)	(643)
Foreign currency translations	—	—	—	(2,161)	—	(2,161)
Balance at June 30, 2022	$—	$33,407	$7,756	$(492)	$(19,393)	$21,278

Net income	—	—	1,191	—	—	1,191
Payment of cash dividends	—	—	(380)	—	—	(380)
Charge related to stock-based compensation	—	11	—	—	—	11
Repurchase of common stock	—	—	—	—	(928)	(928)
Foreign currency translations	—	—	—	(2,561)	—	(2,561)
Balance at September 30, 2022	$—	$33,418	$8,567	$(3,053)	$(20,321)	$18,611

See accompanying notes to unaudited consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(483)	2,019
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,224	1,349
Non-cash operating lease expense	1,232	1,550
Provision for inventory losses	279	465
Provision for (reversal of) allowance for credit losses	345	(132)
Loss (Gain) on disposal of assets	7	(3)
Charge related to stock-based compensation	259	306
Deferred income taxes	303	(145)
Changes in operating assets and liabilities:
Accounts receivable	(276)	(48)
Income tax receivable	5	(26)
Inventories	(885)	(3,696)
Prepaid expenses and other current assets	946	1,583
Deferred commissions	697	(205)
Other assets	213	656
Accounts payable	(482)	612
Accrued expenses	(247)	(3,459)
Other long-term liabilities	(854)	3
Taxes payable	(1,970)	(246)
Commissions and incentives payable	(205)	(1,209)
Deferred revenue	(1,157)	1,085
Net cash (used in) provided by operating activities	(1,049)	459
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(540)	(889)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(539)	(889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	12	—
Repurchase of common stock	(176)	(1,571)
Payment of cash dividends	(748)	(1,160)
Repayment of finance lease obligations and other long-term liabilities	(717)	(583)
Net cash used in financing activities	(1,629)	(3,314)
Effect of currency exchange rate changes on cash and cash equivalents	(2,293)	(5,417)
Net decrease in cash, cash equivalents, and restricted cash	(5,510)	(9,161)
Cash, cash equivalents, and restricted cash at the beginning of the period	15,197	25,632
Cash, cash equivalents, and restricted cash at the end of the period	$9,687	$16,471

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,511	$690
Interest paid on finance leases and other financing arrangements	72	24
Assets acquired through other financing arrangements	597	638
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	284	1,739
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	1,305	92
Treasury shares exchanged for stock options exercised	—	22

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At each of September 30, 2023 and December 31, 2022, credit card receivables were $1.9 million. As of September 30, 2023 and December 31, 2022, cash and cash equivalents held in bank accounts in foreign countries totaled $3.8 million and $11.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with total net assets within this foreign location totaling $26.2 million and $21.3 million at September 30, 2023 and December 31, 2022, respectively. In addition, for the three and nine months ended September 30, 2023 and 2022, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At September 30, 2023 and December 31, 2022, our total restricted cash was $1.8 million and $1.4 million, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statement of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents at beginning of period	$13,777	$24,185
Current restricted cash at beginning of period	944	944
Long-term restricted cash at beginning of period	476	503
Cash, cash equivalents, and restricted cash at beginning of period	$15,197	$25,632

Cash and cash equivalents at end of period	$7,928	$13,777
Current restricted cash at end of period	938	944
Long-term restricted cash at end of period	821	476
Cash, cash equivalents, and restricted cash at end of period	$9,687	$15,197

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2023 and December 31, 2022, receivables consisted primarily of amounts due from preferred customers and associates. At September 30, 2023 and December 31, 2022, the Company's accounts receivable balances (net of allowance) were $0.1 million and $0.2 million, respectively. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At September 30, 2023 and December 31, 2022, the Company held an allowance for credit losses of $1.3 million and $1.0 million, respectively.

	December 31, 2022	Charged to Cost and Expenses	Deductions	September 30, 2023
Allowance for credit losses ( 000's)	$973	$344	$(2)	$1,315

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

Other Assets

As of September 30, 2023 and December 31, 2022, other assets were $7.3 million and $8.4 million, respectively. These amounts primarily consisted of right-of-use assets related to operating leases for office space and equipment, net of lease incentives, of $3.7 million and $4.6 million as of September 30, 2023 and December 31, 2022, respectively. See Note 8, Leases, for more information on these assets. Also included in Other Assets were deposits for building leases in various locations of $1.3 million for each of September 30, 2023 and December 31, 2022. Additionally, included in the September 30, 2023 and December 31, 2022 balances was $2.1 million and $2.3 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission to protect consumers who participate in network marketing activities. Finally, each of the September 30, 2023 and December 31, 2022 balances included $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Accrued Expenses

At each of September 30, 2023 and December 31, 2022, accrued expenses were $7.5 million. These amounts primarily consisted of $2.1 million and $1.4 million representing employee benefits, which included accrued wages, bonus and severance at September 30, 2023 and December 31, 2022, respectively. Also included in the September 30, 2023 and December 31, 2022 balances were non-inventory accrued liabilities of $1.7 million and $2.8 million, respectively. Additionally, included in the September 30, 2023 and December 31, 2022 balances were $1.7 million and $1.6 million for the current portion of operating lease liabilities, respectively. At September 30, 2023 and December 31, 2022, also included in the balances were $0.8 million and $1.0 million for accrued auditing and accounting fees, respectively. As of September 30, 2023 and December 31, 2022, other accrued expenses were $1.2 million and $0.7 million, respectively.

Notes Payable

Notes payable were $0.3 million at each of September 30, 2023 and December 31, 2022, as a result of short-term financing arrangements for insurance policies. At each of September 30, 2023 and December 31, 2022, the current portion were $0.3 million. There was no long-term portion at either period.

Other Long-Term Liabilities

Other long-term liabilities were $4.2 million and $5.0 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the balance is primarily composed of long-term operating lease obligations of $3.0 million and $4.2 million, respectively. See Note 8, Leases, for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of September 30, 2023 and December 31, 2022, accrued restoration costs related to these leases amounted to $0.3 million. At each of September 30, 2023 and December 31, 2022, the Company also recorded a long-term liability for estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million (see Note 9, Employee Benefit Plans, of the Company’s 2022 Annual Report).

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

    Deferred Commissions

The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are amortized to expense consistent with how the related revenue is recognized. Deferred commissions were $2.5 million for the year ended December 31, 2022. Of this balance, $0.8 million was amortized to commissions expense for the nine months ended September 30, 2023. At September 30, 2023, deferred commissions were $1.8 million.

    Deferred Revenue

    The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. At December 31, 2022, the Company’s deferred revenue was $5.1 million. Of this balance, $1.8 million was recognized as revenue for the nine months ended September 30, 2023. At September 30, 2023, the Company’s deferred revenue was $3.9 million.

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
During the preparation of our consolidated financial statements for the three-months ended June 30, 2023, an immaterial error was identified in the calculation of breakage relating to our loyalty program. To correct the error, we recognized an out of period adjustment resulting in an accumulated increase in revenues of $1.4 million for the nine months ended September 30, 2023. The out of period adjustment also resulted in an accumulated increase in commission expense of $0.5 million for the nine months ended September 30, 2023.
The deferred revenue associated with the loyalty program at each of September 30, 2023 and December 31, 2022 was $2.9 million and $4.2 million, respectively.

Loyalty program	(in thousands)
Loyalty deferred revenue as of January 1, 2022	$4,292
Loyalty points forfeited or expired	(3,387)
Loyalty points used	(10,543)
Loyalty points vested	12,773
Loyalty points unvested	1,032
Loyalty deferred revenue as of December 31, 2022	$4,167

Loyalty deferred revenue as of January 1, 2023	$4,167
Loyalty points forfeited or expired	(3,176)
Loyalty points used	(6,846)
Loyalty points vested	7,880
Loyalty points unvested	867
Loyalty deferred revenue as of September 30, 2023	$2,892

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. As of each of the periods set forth below, our sales return reserve consisted of the following (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sales reserve as of January 1, 2022	$55
Provision related to sales made in current period	783
Adjustment related to sales made in prior periods	(4)
Actual returns or credits related to current period	(730)
Actual returns or credits related to prior periods	(45)
Sales reserve as of December 31, 2022	$59

Sales reserve as of January 1, 2023	$59
Provision related to sales made in current period	562
Adjustment related to sales made in prior periods	219
Actual returns or credits related to current period	(520)
Actual returns or credits related to prior periods	(271)
Sales reserve as of September 30, 2023	$49

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. Inventories as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$4,574	$3,302
Finished goods	11,144	11,841
Inventory reserves for obsolescence	(386)	(417)
Total	$15,332	$14,726

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2023, the Company’s effective tax rate was 43% and 166.1%, respectively. For the three and nine months ended September 30, 2022, the Company's effective tax rate was 28.4% and 22.0%, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

The effective tax rate for the three and nine months ended September 30, 2023 was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

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

    In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2023, the Company used the quarterly and nine-month average common stock close price of $11.90 and $14.11, respectively.

For the three months ended September 30, 2023, there were 1.86 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended September 30, 2023, approximately 0.2 million shares were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the nine months ended September 30, 2023.

In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2022, the Company used the quarterly and nine-month average common stock close price of $20.10 and $27.58 per share, respectively.

For the three and nine months ended September 30, 2022, there were 1.91 million and 1.93 million weighted-average common shares outstanding used for the basic EPS calculation, respectively. For the three and nine months ended September 30, 2022, approximately 0.04 million and 0.09 million shares, respectively, subject to options were included in the calculation resulting in 1.95 million and 2.02 million dilutive shares, respectively, used to calculate diluted EPS. For the three months ended September 30, 2022, less than 0.1 million shares were excluded from the diluted EPS calculation, as the effect would have been antidilutive. For the nine months ended September 30, 2022, approximately 0.1 million shares were excluded from the diluted EPS calculation, as the effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board at its February 2019 special meeting, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The 2017 Plan supersedes the Mannatech, Incorporated 2008 Stock Incentive Plan (as amended, the "2008 Plan"), which was set to expire on February 20, 2018. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2023, the Company had a total of 108,468 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the nine months ended September 30, 2023 and 2022, the Company granted 5,000 and 11,807 stock options, respectively. The fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was approximately $4.32 and $7.21 per share, respectively. The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total gross compensation expense	$8	$11	$36	$66
Total tax benefit associated with compensation expense	2	2	8	15
Total net compensation expense	$6	$9	$28	$51

As of September 30, 2023, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2023	Years ending December 31,
		2024	2025
Total gross unrecognized compensation expense	$8	$17	$3
Tax benefit associated with unrecognized compensation expense	2	4	1
Total net unrecognized compensation expense	$6	$13	$2

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

During the three months ended September 30, 2023 and 2022, the Company repurchased 6,058 and 46,332 shares of its outstanding common stock, respectively.

During the nine months ended September 30, 2023 and 2022, the Company repurchased 13,454 and 77,743 shares of its outstanding common stock, respectively.

As of September 30, 2023, the Company had 1,860,154 shares of common stock outstanding. As of September 30, 2022, the Company had 1,874,930 shares of common stock outstanding.

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

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2022	$(608)	$400	$(208)
Current-period change (1)	(2,339)	—	(2,339)
Balance as of September 30, 2023	$(2,947)	$400	$(2,547)

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

The outcome of litigation is uncertain, and despite management’s views of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No legal reserve was deemed necessary at September 30, 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors. See Note 5 to the consolidated financial statements in our 2022 Annual Report. On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. As of September 30, 2023, the Company had earned less than $0.1 million income from the sublease, which is presented as a component of net sales on the Company's Consolidated Statements of Operations.

    As of September 30, 2023, the Company had net operating lease right-of-use assets of $3.7 million and net finance lease right-of-use assets of $1.3 million. At September 30, 2023, our operating lease liabilities were $4.7 million and our finance lease liabilities were $1.3 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2023 were 3.50 years and 4.6%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2023 were 4.42 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

    As of September 30, 2023 and December 31, 2022 our right-of-use assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	September 30, 2023	December 31, 2022
Right-of-use assets
Operating leases	Other assets	$3,674	$4,649
Finance leases	Property and equipment, net	1,311	182
Total right-of-use assets		$4,985	$4,831

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,698	$1,600
Finance leases	Current portion of finance leases	272	61
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	2,970	4,153
Finance leases	Finance leases, excluding current portion	1,022	88
Total lease liabilities		$5,962	$5,902

As of September 30, 2023, the Company's future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

	September 30, 2023
Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2023	524	89	(33)
2024	1,795	337	(132)
2025	1,115	327	(132)
2026	719	327	(132)
Thereafter	917	405	(187)
Total minimum lease payments	$5,070	$1,485	$(616)
Imputed interest	(402)	(191)	—
Present value of minimum lease payments	$4,668	$1,294	$(616)

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: FAIR VALUE

The Company utilizes fair value measurements to record fair value adjustments to certain financial assets and to determine fair value disclosures.

Fair Value Measurements and Disclosure (Topic 820) of the Financial Accounting Standards Board (“FASB”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2023.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2023 and December 31, 2022.

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$1,701	$—	$—	$1,701
Interest bearing deposits – various banks	$1,198	—	—	$1,198
Total assets	$2,899	$—	$—	$2,899
Amounts included in:
Cash and cash equivalents	$1,701	$—	$—	$1,701
Restricted cash	674	—	—	674
Long-term restricted cash	524	—	—	524
Total	$2,899	$—	$—	$2,899

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$3,855	—	—	$3,855
Total assets	$3,855	$—	$—	$3,855
Amounts included in:
Cash and cash equivalents	$3,014	$—	$—	$3,014
Restricted cash	680	—	—	680
Long-term restricted cash	161	—	—	161
Total	$3,855	$—	$—	$3,855

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

Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2023		2022		2023		2022
Americas	$10.7	32.8%	$11.1	31.3%	$31.8	32.0%	$30.6	29.8%
Asia/Pacific	19.6	60.1%	21.4	60.2%	60.0	60.4%	63.2	61.4%
EMEA	2.3	7.1%	3.0	8.5%	7.5	7.6%	9.1	8.8%
Totals	$32.6	100.0%	$35.5	100.0%	$99.3	100.0%	$102.9	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated product sales	$31.0	$33.6	$93.9	$97.5
Consolidated pack sales and associate fees	1.2	1.7	4.7	4.8
Consolidated other	0.4	0.2	0.7	0.6
Consolidated total net sales	$32.6	$35.5	$99.3	$102.9

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2023 and December 31, 2022, reside in the following regions, as follows (in millions):

Region	September 30, 2023	December 31, 2022
Americas	$3.9	$3.2
Asia/Pacific	0.4	0.6
EMEA	—	—
Total	$4.3	$3.8

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2023	December 31, 2022
Americas	$8.1	$7.5
Asia/Pacific	5.5	5.4
EMEA	1.7	1.8
Total	$15.3	$14.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2023 as compared to the same period in 2022, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2022 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 146,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or packs and products are purchased for the first time under a new account. We operate as a seller of nutritional supplements, topical and skin care and anti-aging products, and weight-management products through our network marketing distribution channels operating in twenty-four countries and direct e-commerce retail in China. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Overall net sales decreased $2.9 million, or 8.3%, to $32.6 million, during the three months ended September 30, 2023, as compared to the same period in 2022. Net sales for the nine months ended September 30, 2023 decreased by $3.6 million, or 3.5%, to $99.3 million, as compared to the same period in 2022. For the three and nine months ended September 30, 2023, our net sales decreased 8.5% and 1.2%, respectively, on a Constant dollar basis (see Non-GAAP Measures, below); foreign exchange during the three months ended September 30, 2023 increased GAAP net sales by $0.1 million, as compared to the same period in 2022. Foreign exchange for the nine months ended September 30, 2023 decreased GAAP net sales by $2.4 million, as compared to the same period in 2022. For the three and nine months ended September 30, 2023, our operations outside of the Americas accounted for approximately 67.2% and 68.0%, respectively, of our consolidated net sales.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	2023		2022		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$32,553	100.0%	$35,513	100.0%	$(2,960)	(8.3)%
Cost of sales	6,625	20.4%	7,416	20.9%	(791)	(10.7)%
Gross profit	25,928	79.6%	28,097	79.1%	(2,169)	(7.7)%

Operating expenses:
Commissions and incentives	13,178	40.5%	14,242	40.1%	(1,064)	(7.5)%
Selling and administrative expenses	6,946	21.3%	6,656	18.7%	290	4.4%
Depreciation and amortization expense	450	1.4%	716	2.0%	(266)	(37.2)%
Other operating costs	5,182	15.9%	5,126	14.4%	56	1.1%
Total operating expenses	25,756	79.1%	26,740	75.3%	(984)	(3.7)%
Income from operations	172	0.5%	1,357	3.8%	(1,185)	(87.3)%
Interest (expense) income	(17)	(0.1)%	19	0.1%	(36)	(189.5)%
Other income, net	320	1.0%	287	0.8%	33	11.5%
Income before income taxes	475	1.5%	1,663	4.7%	(1,188)	(71.4)%
Income tax provision	(457)	(1.4)%	(472)	(1.3)%	15	(3.2)%
Net income	$18	0.1%	$1,191	3.4%	$(1,173)	(98.5)%

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	2023		2022		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$99,261	100.0%	$102,873	100.0%	$(3,612)	(3.5)%
Cost of sales	21,042	21.2%	22,427	21.8%	(1,385)	(6.2)%
Gross profit	78,219	78.8%	80,446	78.2%	(2,227)	(2.8)%

Operating expenses:
Commissions and incentives	40,200	40.5%	41,487	40.3%	(1,287)	(3.1)%
Selling and administrative expenses	20,619	20.8%	20,479	19.9%	140	0.7%
Depreciation and amortization expense	1,224	1.2%	1,349	1.3%	(125)	(9.3)%
Other operating costs	16,245	16.4%	14,886	14.5%	1,359	9.1%
Total operating expenses	78,288	78.9%	78,201	76.0%	87	0.1%
(Loss) income from operations	(69)	(0.1)%	2,245	2.2%	(2,314)	(103.1)%
Interest (expense) income	(3)	—%	57	0.1%	(60)	(105.3)%
Other income, net	803	0.8%	288	0.3%	515	178.8%
Income before income taxes	731	0.7%	2,590	2.5%	(1,859)	(71.8)%
Income tax provision	(1,214)	(1.2)%	(571)	(0.6)%	(643)	112.6%
Net (loss) income	$(483)	(0.5)%	$2,019	2.0%	$(2,502)	(123.9)%

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

Three-month period ended	September 30, 2023		September 30, 2022	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$32.6	$32.5	$35.5	$(3.0)	(8.5)%
Product	31.0	30.9	33.6	(2.7)	(8.0)%
Pack sales and associate fees	1.2	1.2	1.7	(0.5)	(29.4)%
Other	0.4	0.4	0.2	0.2	100.0%
Gross profit	25.9	25.8	28.1	(2.3)	(8.2)%
(Loss) income from operations	0.2	0.2	1.4	(1.2)	(85.7)%

Nine-month period ended	September 30, 2023		September 30, 2022	Constant $ Change
(in millions, except percentages)	GAAP Measure: Total $	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$99.3	$101.7	$102.9	$(1.2)	(1.2)%
Product	93.9	96.2	97.5	(1.3)	(1.3)%
Pack sales and associate fees	4.7	4.8	4.8	—	—%
Other	0.7	0.7	0.6	0.1	16.7%
Gross profit	78.2	80.1	80.4	(0.3)	(0.4)%
(Loss) income from operations	(0.1)	0.5	2.2	(1.7)	(77.3)%

Net Sales
Consolidated net sales for the three months ended September 30, 2023 decreased by $2.9 million, or 8.3%, to $32.6 million, as compared to $35.5 million for the same period in 2022. Consolidated net sales for the nine months ended September 30, 2023, decreased by $3.6 million, or 3.5%, to $99.3 million as compared to $102.9 million for the same period in 2022.

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the three months ended September 30, 2023 and 2022 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Americas	$10.7	32.8%	$11.1	31.3%
Asia/Pacific	19.6	60.1%	21.4	60.2%
EMEA	2.3	7.1%	3.0	8.5%
Total	$32.6	100.0%	$35.5	100.0%

Consolidated net sales by region for the nine months ended September 30, 2023 and 2022 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Americas	$31.8	32.0%	$30.6	29.8%
Asia/Pacific	60.0	60.4%	63.2	61.4%
EMEA	7.5	7.6%	9.1	8.8%
Total	$99.3	100.0%	$102.9	100.0%

For the three months ended September 30, 2023, net sales in the Americas decreased by $0.4 million, or 3.6%, to $10.7 million, as compared to $11.1 million for the same period in 2022. Our number of active independent associates and preferred customers decreased by 5.3%, which was partially offset by a 1.8% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of increasing revenue by $0.1 million for the three months ended September 30, 2023, as compared to the same period in 2022. The currency impact is due to the strengthening of the Mexican Peso.

For the nine months ended September 30, 2023, net sales in the Americas increased by $1.2 million, or 3.9%, to $31.8 million, as compared to $30.6 million for the same period in 2022. Our revenue per active independent associate and preferred customer increased 9.7%, which was partially offset by a 9.3% decline in the number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.4 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The currency impact is due to the strengthening of the Mexican Peso.

For the three months ended September 30, 2023, our operations outside of the Americas accounted for approximately 67.2% of our consolidated net sales, whereas in the same period in 2022, our operations outside of the Americas accounted for approximately 68.7% of our consolidated net sales.

For the nine months ended September 30, 2023, our operations outside of the Americas accounted for approximately 68.0% of our consolidated net sales, whereas in the same period in 2022, our operations outside of the Americas accounted for approximately 70.3% of our consolidated net sales.

For the three months ended September 30, 2023, Asia/Pacific net sales decreased by $1.8 million, or 8.4%, to $19.6 million, as compared to $21.4 million for the same period in 2022. Revenue per active independent associate and preferred customer decreased 13.5%, which was partially offset by a 5.9% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the three months ended September 30, 2023, as compared to the same period in 2022. The currency impact is primarily due to the strengthening of the Korean Won.

For the nine months ended September 30, 2023, Asia/Pacific net sales decreased by $3.2 million, or 5.1%, to $60.0 million, as compared to $63.2 million for the same period in 2022. Revenue per active independent associate and preferred customer decreased 10.3% and the number of active independent associates and preferred customers declined 0.7%. Foreign currency exchange had the effect of decreasing revenue by $2.0 million for the nine months ended September 30, 2023, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen, and Australian Dollar.

For the three months ended September 30, 2023, EMEA net sales decreased by $0.7 million, or 23.3%, to $2.3 million, as compared to $3.0 million for the same period in 2022. The decrease was primarily due to a 16.6% decrease in the number of active independent associates and preferred customers and an 8.1% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the three months ended September 30, 2023 as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand.

For the nine months ended September 30, 2023, EMEA net sales decreased by $1.6 million, or 17.6%, to $7.5 million, as compared to $9.1 million for the same period in 2022. The decrease was primarily due to a 17.6% decrease in the number of active independent associates and preferred customers and a 1.2% decline in revenue per active independent associate and preferred customer. We believe the war in Ukraine and inflation are impacting our business. Foreign currency exchange had the effect of decreasing revenue by $0.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand.

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
•direct competition; and
•fluctuations in foreign currency exchange rates.

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percentage
Consolidated product sales	$31.0	$33.6	$(2.6)	(7.7)%
Consolidated pack sales and associate fees	1.2	1.7	(0.5)	(29.4)%
Consolidated other	0.4	0.2	0.2	100.0%
Total consolidated net sales	$32.6	$35.5	$(2.9)	(8.2)%

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percentage
Consolidated product sales	$93.9	$97.5	$(3.6)	(3.7)%
Consolidated pack sales and associate fees	4.7	4.8	(0.1)	(2.1)%
Consolidated other	0.7	0.6	0.1	16.7%
Total consolidated net sales	$99.3	$102.9	$(3.6)	(3.5)%

Product Sales
Our product sales are made to our independent associates and preferred customers at published wholesale prices.

Product sales for the three months ended September 30, 2023 decreased by $2.6 million, or 7.7%, as compared to the same period in 2022. The average order value for the three months ended September 30, 2023 was $177, as compared to $171 for the same period in 2022. The number of orders processed during the three months ended September 30, 2023 decreased by 11.9%, to 179,456, as compared to 203,664 for the same period in 2022.

Product sales for the nine months ended September 30, 2023 decreased by $3.6 million, or 3.7%, as compared to the same period in 2022. Product sales decreased primarily due to the decrease in the number of orders processed. The number of orders processed during the nine months ended September 30, 2023 decreased by 7.9%, to 541,574, as compared to 587,919 for the same period in 2022. The average order value for the nine months ended September 30, 2023 was $178, as compared to $175 for the same period in 2022.

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

The dollar amount of pack sales and associate fees associated with new and continuing independent associate positions held by individuals in our network was as follows for the three and nine months ended September 30 (in millions, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	Dollar	Percentage
New	$0.1	$0.1	$—	—%
Continuing	1.1	1.6	(0.5)	(31.3)%
Total	$1.2	$1.7	$(0.5)	(29.4)%

	Nine Months Ended September 30,		Change
	2023	2022	Dollar	Percentage
New	$0.3	$0.3	$—	—%
Continuing	4.4	4.5	(0.1)	(2.2)%
Total	$4.7	$4.8	$(0.1)	(2.1)%

    Total pack sales and associate fees for the three months ended September 30, 2023 decreased by $0.5 million, or 29.4%, to $1.2 million, as compared to $1.7 million for the same period in 2022. The total number of packs and associate fees sold decreased by 163, or 0.7%, to 23,442 for the three months ended September 30, 2023, as compared to the same period in 2022.

Total pack sales and associate fees for the nine months ended September 30, 2023 decreased by $0.1 million, or 2.1%, to $4.7 million, as compared to $4.8 million for the same period in 2022. The total number of packs and associate fees sold decreased by 2,420, or 3.4% to 68,183 for the nine months ended September 30, 2023 as compared to the same period in 2022.

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

The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2023 and 2022 were as follows:

	2023		2022
New	78,000	53.4%	81,000	53.3%
Continuing	68,000	46.6%	71,000	46.7%
Total	146,000	100.0%	152,000	100.0%

Recruitment of new independent associates and preferred customers increased by 20.9% to 23,296 in the third quarter of 2023 from 19,273 in the third quarter of 2022.

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

For the three months ended September 30, 2023 and 2022, other sales were $0.4 million and $0.2 million, respectively.

For the nine months ended September 30, 2023 and 2022, other sales were $0.7 million and $0.6 million, respectively.

Gross Profit

For the three months ended September 30, 2023, gross profit decreased by $2.2 million, or 7.7%, to $25.9 million, as compared to $28.1 million for the same period in 2022. For the three months ended September 30, 2023, gross profit as a percentage of net sales increased to 79.6%, as compared to 79.1% for the same period in 2022 due to price increases in certain markets.

For the nine months ended September 30, 2023, gross profit decreased by $2.2 million or 2.8% to $78.2 million, as compared to $80.4 million for the same period in 2022. For the nine months ended September 30, 2023, gross profit as a percentage of net sales increased to 78.8%, as compared to 78.2% for the same period in 2022 due to price increases in certain markets.

Commissions and Incentives

Commission expense for the three months ended September 30, 2023 decreased by 7.9%, or $1.1 million, to $12.4 million, as compared to $13.5 million for the same period in 2022. For the three months ended September 30, 2023, commissions as a percentage of net sales increased to 38.2% from 38.1% for the same period in 2022.

Commission expense for the nine months ended September 30, 2023 decreased by 2.5%, or $1.0 million, to $38.0 million, as compared to $39.0 million for the same period in 2022. For the nine months ended September 30, 2023, commissions as a percentage of net sales increased to 38.3% from 37.9% for the same period in 2022.

Incentive costs for the three months ended September 30, 2023 and 2022 remained constant at $0.7 million. For the three months ended September 30, 2023, incentives as a percentage of net sales increased to 2.2% from 2.0% for the same period in 2022.

Incentive costs for the nine months ended September 30, 2023 decreased to $2.2 million, as compared to $2.5 million for the same period in 2022. For the nine months ended September 30, 2023, incentives as a percentage of net sales decreased to 2.2% from 2.4% for the same period in 2022.

Selling and Administrative Expenses

Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, such as the costs related to hosting our corporate-sponsored events.

For the three months ended September 30, 2023, selling and administrative expenses increased by $0.2 million, or 4.4%, to $6.9 million, as compared to $6.7 million for the same period in 2022. The increase in selling and administrative expenses consisted of a $0.2 million increase in marketing costs and a $0.1 million increase in warehouse costs, which was partially offset by a $0.1 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2023 increased to 21.3% from 18.7% for the same period in 2022.

For the nine months ended September 30, 2023, selling and administrative expenses increased by $0.1 million, or 0.7%, to $20.6 million, as compared to $20.5 million for the same period in 2022. The increase in selling and administrative expenses consisted of a $0.3 million increase in marketing costs and a $0.2 million increase in warehouse costs, which was partially offset by a $0.4 million decrease in payroll costs (lower payroll costs were partially offset by $0.7 million severance). Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2023 increased to 20.8% from 19.9% for the same period in 2022.

Other Operating Costs

Other operating costs include accounting/legal/consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.

For the three months ended September 30, 2023, other operating costs increased by $0.1 million, or 1.1%, to $5.2 million, as compared to $5.1 million for the same period in 2022. For the three months ended September 30, 2023, other operating costs as a percentage of net sales increased to 15.9% from 14.4% for the same period in 2022. The increase in operating costs was primarily due to a $0.3 million increase in bad debt, a $0.2 million increase in consulting fees for Trulu, a new venture to serve as our innovation hub, which was partially offset by a $0.2 million decrease in travel and entertainment, a $0.1 million decrease in office expenses and a $0.1 million decrease in credit card fees.

For the nine months ended September 30, 2023, other operating costs increased by $1.4 million, or 9.1%, to $16.2 million, as compared to $14.9 million for the same period in 2022. For the nine months ended September 30, 2023, other operating costs as a percentage of net sales increased to 16.4% from 14.5% for the same period in 2022. The increase in operating costs was primarily due to a $1.2 million increase in consulting fees, a $0.5 million increase in bad debt and a $0.3 million increase in travel and entertainment, which was partially offset by a $0.3 million decrease in office expenses and a $0.3 million decrease in credit card fees. Consulting fees include $0.7 million in consulting relating to Trulu, a new venture to serve as our innovation hub.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization expense was $1.2 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expense), Net

Due to foreign exchange gains and losses, other income was $0.3 million for each of the three months ended September 30, 2023 and 2022.

Due to foreign exchange gains and losses, other income was $0.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, other income was $0.3 million.

Income Tax (Provision) Benefit

    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three and nine months ended September 30:

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

The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and nine months ended September 30, 2023, the Company’s effective tax rate was 43.0% and 166.1%, respectively. For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 28.4% and 22.0%, respectively.

The effective tax rates for the three and nine months ended September 30, 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

The effective tax rates for the three and nine months ended September 30, 2022 was different from the federal statutory rate due primarily to the effect of changes in valuation allowances recorded in certain jurisdictions and the foreign derived intangible deduction in the US.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2023, our cash and cash equivalents decreased by 42.5%, or $5.8 million, to $7.9 million from $13.8 million as of December 31, 2022. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances was $0.9 million at each of September 30, 2023 and December 31, 2022. The long-term portion of restricted cash balances was $0.8 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively. Finally, fluctuations in currency rates produced a decrease of $2.3 million and $5.4 million in cash and cash equivalents for the nine months ended September 30, 2023 and 2022, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter in order to preserve approximately $0.4 million cash. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2023 and December 31, 2022, our working capital was $2.3 million and $5.1 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by (Used in):	2023	2022
Operating activities	$(1.0)	$0.5
Investing activities	$(0.5)	$(0.9)
Financing activities	$(1.6)	$(3.3)

Operating Activities

Operating activities used $1.0 million cash for the nine months ending September 30, 2023. This decrease in cash was the result of an operating loss, tax payments, and our expenditures for inventory. Operating activities provided $0.5 million cash flow during the nine months ending September 30, 2022, and our primary source of cash was the $2.2 million income from operations. We invested the cash generated from our profits in inventory and to pay accrued liabilities and accounts payable.
Investing Activities

For the nine months ended September 30, 2023 and 2022, we invested cash of $0.5 million and $0.9 million, respectively. During the nine months ended September 30, 2023, we invested approximately $0.5 million in back-office software projects and equipment, reported as property and equipment. During the nine months ended September 30, 2022, we invested approximately $0.9 million in back-office software projects and equipment reported as property and equipment.

Financing Activities

For the nine months ended September 30, 2023 and 2022, our financing activities used cash of $1.6 million and $3.3 million, respectively. For the nine months ended September 30, 2023, we used $0.7 million in payments of dividends to shareholders, $0.7 million in the repayment of finance lease obligations and $0.2 million in the repurchase of common stock. For the nine months ended September 30, 2022, we used $1.2 million in payments of dividends to shareholders, $1.6 million in the repurchase of our company common stock and $0.6 million in the repayment of finance lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity

We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months. As our primary source of liquidity is our cash flow from operations, this will be dependent on our ability to maintain and increase revenue and/or continue to reduce operational expenses. We have suspended the payment of quarterly dividends in the immediate future. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

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

We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At September 30, 2023, we have one supply agreement that requires the Company to purchase an aggregate of $1.9 million through 2023 and $2.6 million annually through 2024, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control the costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At September 30, 2023, our operating lease liabilities were $4.7 million, of which $1.7 million was recorded in Accrued expenses and $3.0 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $1.3 million and lease restoration liabilities of $0.3 million.

We have pension obligations of $1.2 million related to our employee benefit plan at our Japan subsidiary, which is included in Other long-term liabilities.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of September 30, 2023.

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

Uncertain Income Tax Positions and Tax Valuation Allowances

    As of September 30, 2023, there was nothing recorded in other long-term liabilities on our consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

2023 Grants
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

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of September 30, 2023, we had 108,468 shares available for grant in the future. During the nine months ended September 30, 2023, the Company granted 5,000 stock options.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the nine months ended September 30, 2023 were as follows:

	Nine months ended September 30, 2023			September 30, 2023
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.63721	0.71173	0.66907	0.64571
Canada (Canadian Dollar)	0.72332	0.76071	0.74331	0.74072
China (Renminbi)	0.13623	0.14921	0.14239	0.13705
Colombia (Peso)	0.00020	0.00026	0.00023	0.00025
Czech Republic (Koruna)	0.04320	0.04735	0.04549	0.04345
Denmark (Kroner)	0.14132	0.15087	0.14548	0.14194
Hong Kong (Hong Kong Dollar)	0.12739	0.12829	0.12766	0.12772
Japan (Yen)	0.00670	0.00782	0.00726	0.00670
Mexico (Peso)	0.05134	0.05996	0.05627	0.05732
New Zealand (New Zealand Dollar)	0.58793	0.65089	0.61795	0.60090
Norway (Krone)	0.08942	0.10181	0.09561	0.09375
Republic of Korea (Won)	0.00074	0.00082	0.00077	0.00074
Singapore (Singapore Dollar)	0.72936	0.76520	0.74621	0.73282
South Africa (Rand)	0.05064	0.05957	0.05461	0.05294
Sweden (Krona)	0.08944	0.09849	0.09447	0.09182
Switzerland (Franc)	1.06165	1.16509	1.10864	1.09474
Taiwan (New Taiwan Dollar)	0.03102	0.03367	0.03236	0.03109
Thailand	0.02728	0.03063	0.02903	0.02738
United Kingdom (British Pound)	1.18342	1.31132	1.24459	1.22221
Various countries (1) (Euro)	1.05371	1.12401	1.08349	1.05841
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

Changes in Internal Control over Financial Reporting

    During the quarter ended September 30, 2023, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, we repurchased the following shares of our common stock:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Dollar value of shares that may yet be purchased(b) (in thousands)
July 1, 2023 - July 30, 2023	1,331	$11.85	1,331	$5,694
August 1, 2023 - August 31, 2023	4,727	$13.16	4,727	$5,632
September 1, 2023 - September 30, 2023	—	$—	—	$5,632
Total	6,058		6,058

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

MANNATECH, INCORPORATED

Dated: November 7, 2023	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: November 7, 2023	By:	/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

Exhibit 31.1

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfredo Bala, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;
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

Date: November 7, 2023

/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David A. Johnson, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Mannatech, Incorporated;
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

Date: November 7, 2023

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2023 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfredo Bala, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2023

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2023 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David A. Johnson, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2023

/s/ David A. Johnson
David A. Johnson
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.