Form 10-K
period 2023-12-31
MANNATECH INC
filed 2024-03-28
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2023, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $11,697,788 based on the closing sale price of $12.01, as reported on The Nasdaq Global Select Market.

The number of shares of the Registrant’s common stock outstanding as of February 29, 2024 was 1,884,814 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2024 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

Auditor Firm Id:    243    Auditor Name:    BDO USA, P.C.     Auditor Location:    Dallas, Texas, USA

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
•changes in our contract manufacturing costs;
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
•uncertainty related to the continuation of COVID-related factors, including post-COVID conditions often referred to as “Long COVID” or “long-haul COVID” or the effect or fear of other communicable or rapidly spreading diseases has on our business, operations, and financial results, including, for example, additional regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19 or other communicable diseases in the markets where we operate, such as restrictions on business operations, shelter-in-place orders, travel bans, or social distancing requirements;
•shortages of raw materials, disruptions in the business of our contract manufacturers and suppliers, significant price increases of key raw materials, increased shipping expenses, and other disruptions to our supply chain as a result of, or in addition to, the ongoing effects of the COVID-19 pandemic; and
•the political, social, and economic climate of the countries in which we operate, including, the ongoing effects of the COVID-19 pandemic.

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
Our products are not intended to diagnose, cure, treat, or prevent any disease, and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the “FDA.”

PART I

Item 1.    Business

Overview
Mannatech, Incorporated ("Mannatech" or the "Company") is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
    We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of December 31, 2023, we had approximately 145,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.
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
In June 2023, the Company launched a tiered affiliate program in the United States under the brand name, “Trulu™” (“Trulu”). The Trulu brand is operated by our wholly owned subsidiary, New Economy Marketing Opportunities, LLC (“NEMO”), and is separate from our network marketing business. Trulu affiliates earn commissions on the sale of Trulu products under a commission plan that is separate from the Mannatech network marketing commission plan. Although Trulu’s affiliate program is a separate business model with its own compensation structure, our Mannatech associates may participate in the Trulu affiliate program and earn commissions on the sale of Trulu products.
Our common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “MTEX.” Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

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

Business Segment, Products and Product Development
Business Segment. We operate in the nutritional supplement industry. The Company's sole reporting segment is one where we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The Company sells its products in most markets through network marketing distribution channels. Mannatech’s subsidiary in China, Meitai, operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products directly from Meitai via the internet. Mannatech's subsidiary, NEMO, operates an affiliate business model under the brand name, “Trulu”, in the United States.
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
•In 2023, Mannatech's latest product launches included our Korean Luminovation skincare line in the United States and Australia. Sleep and Stress Support gummies were introduced in the United States as part of the Essentials product line. Korea had numerous product launches, including: MannaTea, MultiVItaGummy, Immune Jelly, Luminovation Glyco, Collagen Capsule Kit, Waterfull Sun milk and Pet Food. Additionally, our subsidiary, NEMO, launched the Trulu AM/PM product.
Mannatech offers products that include glyconutrients, a unique category of nutrients sourced from plants and designed to provide a variety of health benefits. We focus on producing products that are from natural sources, as well as other scientifically based efficacious sources in the following product categories:
Integrative Health, which offers a variety of nutritional supplements that are designed to aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients designed to support the body's optimal levels.
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
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, Manapol® Powder, MannaBears®, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, Chaga Cafe, Glycentials™, MannaTea™, PhytoCleanse, GlycoCafe®, MightyBears®, MannaGel™, Tru-C™ and TruCoffee®

Targeted Health
BounceBack®, CardioBALANCE®, GI-ProBalance®, GI-Zyme®, GI-Defense®, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM®, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, I-Start, MannaAloe® with AloePrime®, Chlorophyll, MANNAGEL™, MegaKids, GlyCollagen con Aloe Prime, M Gold+ con aloe Prime™ and GlycoForce + con aloePrime™, EnzymeProBalance and Trulu™ AM/PM

Weight and Fitness	OsoLean®, SPORT™, TruHealth™ Fat Loss System, including: TruHealth™ Shake, TruHealth™ Cleanse, TruSHAPE™, EM∙PACT® and Mannashake™
Skin Care	Emprizone®, FIRM with Ambrotose®, FreshDen®, Luminovation™ and MannaDent
Essentials	Catalyst™ Multivitamin, Eye Support, Liver Support, Joint Support SUPERFOOD, Sleep Support gummies and Stress Support gummies
Home Living	Organt® and PURO

A significant portion of our revenue is derived from our Ambrotose, Ambrotose Life®, TruHealth™, Manapol®, and Optimal Support Packets products.
Product Development. Our product development team continues to focus on potential new products and compounds that help target or promote overall health and wellness. When considering new products and compounds, our product development team considers the following criteria:
•marketability and proprietary nature of the product;
•demand for the product;
•competitors’ products;
•regulatory considerations;
•availability of ingredients; and
•data supporting claims of efficacy and safety.
To maintain a flexible operating strategy and the ability to increase production capacity, we contract with third parties to manufacture all of our products, which allows us to effectively respond to fluctuations in demand with minimal investment and helps control our operating costs. We believe our suppliers and manufacturers are capable of meeting our current and projected inventory requirements over the next several years. However, as a safety measure, we continue to identify and approve alternative suppliers and manufacturers to ensure that our global demands are met in a timely manner and to help minimize any risk of business interruption.
We procure select products from single vendors who control certain product formulations, ingredients, or other intellectual property rights associated with such products. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. In the event we become unable to source any products or ingredients from our suppliers, we believe that we would be able to replace those products with alternate suppliers, except Arabinogalactan. Due to the unique nature of this ingredient and important components used in the formulation of our Ambrotose products, we are unable to identify an alternative supplier at this time for this ingredient.

Industry Overview
Nutrition Industry. We operate in the nutritional supplement industry and distribute and primarily sell our products through our own global network marketing channel. The nutritional supplement industry is fast paced, highly fragmented, and intensely competitive. It includes companies that manufacture and distribute products that are intended to support the body’s performance and well-being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals, and compounds derived therefrom. Prior to 1990, all dietary supplements in the United States were tightly regulated by the FDA and only included essential nutrients such as vitamins, minerals, and proteins. In 1990, the Nutrition Labeling and Education Act expanded the category to include “herbs or similar nutritional substances,” but the FDA maintained control over pre-market approval. However, in 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was passed in the United States, drastically changing the dietary supplement marketplace. DSHEA was instrumental in expanding the category of dietary supplements to further include herbal and botanical supplements and ingredients such as ginseng, fish oils, enzymes, and various mixtures of these ingredients. Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.
Nutritional supplements are available through mass-market retailers, drug stores, supermarkets, discount stores, health food stores, direct-to-consumer companies, and direct sales organizations. Direct selling, of which network marketing is a significant segment, has grown significantly and has been enhanced in the past decade as a distribution channel due to advancements in technology and communications resulting in improved product distribution and faster dissemination of information.
Direct Selling/Network Marketing Channel. Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Association, in 2022, approximately 115 million global direct sellers collectively generated annual retail sales of $172.9 billion.

Operating Strengths
High-Quality, Innovative, Proprietary Products. We base our product concept on the scientific findings that certain glyconutrients, also known as glycans, monosaccharides and polysaccharides, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise program, will enhance and help maintain optimal health and wellness. We focus on producing products by developing scientifically sound, and innovative wellness solutions, with safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness.
We believe that our proprietary blends and formulas distinguish us as a leader in the global nutritional supplements industry. We also believe the use of unique compounds found in our products allows us to effectively differentiate and distinguish our products from those of our competitors.
Research and Development Efforts. We are steadfast in our commitment to quality-driven research and development. We use systematic processes for the research and development of our unique proprietary product formulas, as well as the identification of quality suppliers and manufacturers. Our research and quality assurance programs are outlined on our corporate websites, www.mannatech.com and www.allaboutmannatech.com.
Mannatech’s team of experienced researchers and scientists continually reviews the latest published research data, attends scientific conferences, and draws upon its vast knowledge and expertise to develop new products and support existing ones. In addition, this team works in collaboration with other research firms, universities, institutions, and scientists. Our products have been the focus of numerous preclinical and clinical studies.
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
▪offering highly personalized and responsive customer service;

▪offering a satisfaction guarantee product return policy;
▪providing comprehensive corporate websites that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools (including www.mannatech.com, www.allaboutmannatech.com, library.mannatech.com, mannatechai.com, training.mannatech.com, events.mannatech.com, and www.mannafest.com);
▪maintaining an extensive web-based downline management system called Success Tracker™ that provides access to downline organization reporting and sales reporting for our independent associates, free their first year as an associate and then at a minimal cost thereafter;
▪providing Mannatech Now Tech, an app and web-based platform that provides a vast library of marketing resources, which are easily shareable and maintain full attribution to the associate who shares the resource. This app is a hub for the associates’ business, providing prompts to help with delivering excellent customer care and maintaining a person connection with customers and downline members.
▪offering, in the United States and Canada, an effective compilation of online marketing and training tools;
▪offering updated compliance programs for our independent associates;
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
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2023, our Board of Directors is composed of five directors, including three independent directors. We believe our board members have a wealth of knowledge and experience in all aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

Business Strategy
Our long-term goal is to be one of the world’s leading direct sellers of nutritional supplements founded on the best science-based proprietary products by incorporating a powerful global independent network distribution model and our charitable giving program. To achieve our goal, we believe we must focus on the following business priorities:
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
Provide Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee. Mannatech has created a culture around “customer obsession.” Our customers are at the center of everything we do.

Intellectual Property
Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2023, we had 36 registered trademarks in the United States and five trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2023, we had 559 registered trademarks in 35 foreign jurisdictions and 42 trademark applications pending in 11 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third-party anywhere in the United States provided the unauthorized third-party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.
Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2023, we had 13 patents for technology related to our Ambrotose® formulation, all of which are in 11 foreign jurisdictions. Overall, as of December 31, 2023, 96 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have two patent applications pending in two foreign jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

Associate Distribution System
Overview. Our sales philosophy is to distribute our products to consumers for personal consumption or resale. We principally distribute our products through network marketing channels where independent associates and preferred customers purchase our products at a discounted wholesale value. Independent associates are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require the independent associates to comply with regulatory guidelines and act in a consistent and professional manner.
Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 145,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during each of the years ended December 31, 2023, and 2022. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.
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
•providing automated services through the Internet, mobile app and telephone that offer a full spectrum of information and business-building tools;
•maintaining an efficient decentralized ordering and distribution system;
•providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;
•offering 24-hour, seven days a week access to information and ordering through the Internet;
•offering Success Tracker™, a customized business-building genealogy system, which contains sales reporting, graphs, maps, alerts, rank advancement guidance, and business volume reports;
•offering, in the United States and Canada, a compilation of online marketing and training tools, including personalized web pages; and
•providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.
We provide product and network marketing training and education for new independent associates. This includes a unique global training/orientation program that uses audio, video and web components to familiarize new associates with the Company, and includes short, segmented trainings on how to succeed as part of the sales force. We also regularly provide training on using online tools, such as social media and our own suite of web marketing tools specifically designed for associates to use. In addition, we offer a variety of printable brochures, monthly newsletters delivered electronically, and other promotional materials to assist in sales efforts, training, and continuing education. We continually update our training and promotional materials to provide our associates with the most current information and motivational tools.
Our global associate career and compensation plan consists of 19 independent associate achievement levels; from lowest to highest, these include Associate, Silver Associate, Gold Associate, Director, Silver Director, Gold Director, Executive, Silver Executive, Gold Executive, Presidential, Bronze Presidential, Silver Presidential, Gold Presidential, Platinum Presidential, 1-Star Platinum, 2-Star Platinum, 3-Star Platinum, 4-Star Platinum and Crown Platinum Ambassador. These achievement levels are determined by the growth and volume of the independent associates’ direct and indirect commissionable net sales, as well as expanding their networks, which are all assigned a point volume. Promotional materials and training aids are not assigned a point volume. This point volume system, referred to as our global associate career and compensation plan, allows independent associates to build their network by expanding their existing downlines into all international markets except China. Our global associate career and compensation plan is intended to comply with all applicable governmental regulations that govern the various aspects of payments to independent associates in each country.

Based upon our knowledge of industry-related network marketing compensation plans, we believe our global associate career and compensation plan remains strong in the industry. Together, our commissions and incentives range from 35% to 43% of our consolidated net sales.
Our global associate career and compensation plan pays various types of commissions and incentives based upon a point system that calculates a percentage of the independent associate’s commissionable direct and indirect net product sales and the attainment of certain associate achievement levels. All commissions are earned from the sale of our products. All payments to our independent associates are made after they have earned their commissions. We believe our global associate career and compensation plan fairly compensates our independent associates at every stage of building their business by quickly rewarding our independent associates for their sales and the sales of those in their downline organization.
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

•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon voluntarily terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% processing fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.

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
We also maintain a written business continuity plan, which was developed using the guidelines published by the National Institute of Standards of Technology, to minimize the risk of data loss due to any interruption in business. Our business continuity plan encompasses all critical aspects of our business and identifies contacts and resources. Additionally, we perform daily backup procedures using a combination of onsite and cloud-based services to ensure all data is recoverable. We proactively monitor various software, hardware, and network infrastructure systems to ensure optimal performance and security. We also perform routine maintenance procedures and periodically upgrade our software and hardware to help ensure that our systems are secure and work efficiently and effectively to minimize the risk of business interruption. Although we maintain an extensive business continuity plan, a long-term failure or impairment of any of our information technology systems could adversely affect our ability to conduct day-to-day business. For information regarding technology-related risks, see the information in "Item 1A: Risk Factors - Risks Affecting Our Business and Industry- If our information technology system fails or if the implementation of new information technology systems is not executed efficiently and effectively, our business, financial position and operating results could be adversely affected."
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
The Modernization of Cosmetics Regulation Act of 2022, ("MoCRA"), was signed into law in December 2022. MoCRA expands the FDA’s oversight of the cosmetic industry. Most requirements under MoCRA will be effective in December 2023. Once fully implemented, MoCRA will require adverse event recordkeeping and reporting, manufacturer facility registration, product listing, records supporting safety substantiation, minor label modifications including contact information for adverse event reporting and labeling of fragrance allergens. MoCRA also grants the FDA the authority to initiate mandatory product recalls as well as the authority to suspend facility registration when warranted. Once the FDA issues the requisite rule-making, cosmetic manufacturers will be required to comply with cosmetics-specific current Good Manufacturing Processes.
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
•data security and data privacy regulations;
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
•our 29 year track record in the business of selling nutritional products;
•our business model which does not require our independent associates to carry inventory or accounts receivable;
•our unique and financially rewarding global associate compensation plan;
•our innovative marketing and educational tools; and
•our easy and convenient delivery system.

Employees
At December 31, 2023 and 2022, we employed 213 and 228 people, respectively, as set forth below:

	2023	2022
Americas	123	133
Asia/Pacific	83	83
EMEA	7	12
Total	213	228

	2023	2022
Full-time employees	213	228
Total	213	228
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
•our ability to provide proprietary quality-driven products that the market demands; and
•competition with other direct selling companies and gig economy companies in recruiting and retaining independent associates.

The loss of key high-level independent associate leaders could negatively impact our associate growth and our revenue.
As of December 31, 2023, we had approximately 145,000 active associates and preferred customer positions held by individuals who purchased our products and/or packs or paid associate fees within the last 12 months, of which 159 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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
We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain senior executive officers, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior executive officers or members of our senior management team will remain with us. As previously disclosed, on January 8, 2024, we were notified by David A. Johnson, the Company's Chief Financial Officer, of his resignation from his position effective January 22, 2024. Additionally, as previously disclosed, on March 13, 2024, the Company announced the retirement of Alfredo (Al) Bala, the Chief Executive Officer, on April 1, 2024. Landen Fredrick will be promoted to President and Chief Executive Officer, and he will continue to serve as interim Chief Financial Officer. We are conducting a search for a permanent Chief Financial Officer, but there is no assurance that we will be able to identify, attract or hire a replacement in a timely manner. The loss or limitation of the services of any of our executive officers or members of our senior management team, including our regional and country managers, or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

If we are unable to protect the proprietary rights of our products, our business could suffer.
Our success and competitive position largely depend on our ability to protect the following proprietary rights:
•our Ambrotose® complex, a glyconutritional dietary supplement consisting of a blend of monosaccharides, or sugar molecules, which is a stand-alone product and also used as an ingredient in many of our products;
•the MTech AO Blend® formulation, our proprietary antioxidant technology used in the Ambrotose AO® product; and
•a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.
We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2023, we had 13 patents for the technology relating to our Ambrotose® formulation, all of which were issued, granted, and validated in 11 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.
Although several patents pertaining to our Ambrotose® technology have expired, Mannatech continues to actively explore additional patent protection of its technology and pursue expanded patent protection strategies. Our Ambrotose® product formulation has proprietary elements and we have contractual arrangements with certain suppliers affording us exclusive access to certain ingredients in those formulations. If we fail to maintain exclusivity with those suppliers, our business could be adversely affected. We have a number of pending patent applications for additional protection of Ambrotose®-related technology. The pending patent applications are at various stages of processing, depending on the timeline of each market’s patent offices.
Most of our patents for the Ambrotose AO®, GI-ProBalance®™, PhytoMatrix®, NutriVerus™, and PhytoBlend® formulations and our patents in the field of biomarker assays do not expire for another two or more years.

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

Our inability to develop products, sales platforms, affiliate opportunities, and other initiatives or maintain an affiliate salesforce and market acceptance for our new Trulu brand and products could harm our business.
The failure of our Trulu brand and products to attract or gain acceptance from affiliates or consumers could negatively affect our operating results. Our operating results have been and could be adversely affected if the Trulu products, affiliate platform, and business opportunity do not generate sufficient enthusiasm and financial benefit to attract affiliates who are interested in selling the Trulu products, building a customer base, and promoting the affiliate program. In 2023, our Trulu product sales and affiliate participation were below expectations. Potential factors affecting interest in the Trulu affiliate program and its products include, among other things, perceived product quality and value, similarities to other products, product effectiveness, growth of the gig economy, perceived economic success in the affiliate business opportunity, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, and regulatory restrictions on claims. If we are unable to anticipate changes in consumer preferences and trends, our business, financial condition, and operating results could be materially adversely affected. Additionally, if we are unable to anticipate changes in the gig and sharing economies and adapt our business opportunity accordingly, our ability to capture growth trends in the social-selling e-commerce marketplace could be materially adversely affected.

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

The loss of suppliers, shortages of raw materials or our failure to satisfy minimum purchase requirements could have an adverse effect on our business, financial condition, or results of operations.
We depend on outside suppliers for raw materials. Our contract manufacturers acquire all of the raw materials for manufacturing our products from third-party suppliers. In the event we were to lose any significant suppliers and have trouble in finding or transitioning to alternative suppliers, it could result in product shortages or product back orders, which could harm our business. There can be no assurance that suppliers will be able to provide our contract manufacturers the raw materials in the quantities and at the appropriate level of quality that we request or at a price that we are willing to pay. We are also subject to delays caused by any interruption in the production of these materials including weather, disease, crop conditions, climate change, energy costs, currency fluctuations, logistics service capacities, transportation interruptions, and natural disasters or other catastrophic events. For example, in March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which spread throughout our international regions and throughout the United States. Beginning in 2020 and continuing through 2023, the Company experienced challenges in getting certain materials and ingredients to our contract manufacturers and finished products to our distribution centers resulting from reductions in global transportation capacity and other logistical issues within the supply chain. The extent to which COVID-related factors impact our future operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued use of updated COVID-19 vaccines, the impact of variants of COVID-19 and post-COVID conditions often referred to as “Long COVID” or “long-haul COVID,” among others. In particular, the spread of new COVID-19 variants or other rapidly spreading communicable diseases globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and clinical trial operations and could have an adverse impact on our business and our financial results.
We maintain supply agreements with our suppliers and manufacturers. Certain of our supply agreements contain exclusivity clauses for the supply of certain raw materials and products, some of which are conditioned upon compliance with minimum purchase requirements. One of our supply agreements, under which the supplier provides us with certain aloe vera-based raw materials, requires us to purchase raw materials in an aggregate amount of $4.2 million through 2024. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity, which could adversely affect our business.

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

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose, Ambrotose Life®, TruHealth™, Manapol®, and Optimal Support Packets products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position.

Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.
Currently, the Republic of Korea is our largest market. An economic decline in the market, a shift in consumer demand for our products or business opportunity, or regulatory changes affecting our business model, products, or compensation plan in this market could have a material adverse effect on our earnings, cash flows, and financial position.

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

A downturn in the economy, including as a result of continuing COVID-related factors such as variants and post-COVID conditions, or other communicable and rapidly spreading diseases could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.
We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy, including as a result of the continuation of COVID-related factors or other rapidly spreading communicable diseases, could adversely impact consumer purchases of discretionary items such as health and wellness products. The United States and global economies may slow dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, and volatility in worldwide stock markets. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

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
The regulatory climate for data privacy and protection continues to grow in scope and complexity both domestically and in the international markets in which we operate. Although there is no single federal law in the United States imposing a cross-sectoral data breach notification obligation, virtually every state has enacted breach notification requirements. Additionally, many U.S. states and countries in which we operate have proposed or enacted laws or regulations on the appropriate use and disclosure of financial and personal data. The EU adopted the General Data Protection Regulation (“GDPR”) on April 27, 2016. The GDPR went into effect on May 25, 2018. The GDPR applies to organizations based in the EU and organizations based outside of the EU that offer products or services to individuals in the EU or that otherwise monitor individuals in the EU. While U.S. state laws generally cover specific categories of sensitive personal data (e.g., social security numbers, bank account numbers, and credit card numbers), the GDPR notification requirements will apply to incidents involving any personal data, meaning any data related to an identified person. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. As noted above, many states have enacted data protection requirements. The California Consumer Privacy Act ("CCPA"), a state statute signed into law on June 28, 2018 and effective on January 1, 2020, provides enhanced data privacy protections to California residents. The CCPA applies to companies with annual gross revenues in excess of $25 million. The South Africa Protection of Personal Information Act (“POPI”) went effective on July 1, 2021. POPI shares similarities with both the EU GDPR and the CCPA. Most recently, China passed the PIPL on August 20, 2021. The PIPL is designed to protect online users’ data privacy, effective on November 1, 2021. Regarded as China’s version of the GDPR, the PIPL lays out a comprehensive set of rules on how business operators should collect, use, process, share, and transfer personal information in China. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.
With increased frequency in recent years, cyber-attacks against companies have resulted in breaches of data security. Our business requires the storage and transmission of suppliers’ data and our independent associates’ and customers’ personal, credit card, and other confidential information. Our information technology systems are susceptible to a growing and evolving threat of cybersecurity risk. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience breach of customer data or operational difficulties and increased costs, which could materially and adversely affect our business. Any substantial compromise of our data security, whether externally or internally, or misuse of associate, customer, or employee data, could cause considerable damage to our reputation, cause the public disclosure of confidential information, and result in lost sales, significant costs, and litigation, which would negatively affect our financial position and results of operations. Although we maintain policies and processes surrounding the protection of sensitive data, which we believe to be adequate, there can be no assurances that we will not be subject to such claims in the future.

We rely upon our existing cash balances and cash flow from operations to fund our business and meet our contractual obligations. In the event that we do not generate adequate cash flow from operations, we will need to raise money through a debt or equity financing, if available, or curtail operations.
The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2023 and 2022, cash and cash equivalents held in bank accounts in foreign countries totaled $3.5 million and $11.3 million, respectively.
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

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets and liabilities, under various economic conditions, an inability to raise capital through operations and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the direct selling industry in general. Factors that could detrimentally impact our access to liquidity sources include credit availability through commercial banking, foreign exchange controls, limitations on the repatriation of funds, and changes in currency policies or practices of foreign jurisdictions. Deterioration in economic conditions may increase our cost of funding and limit our access to some sources of liquidity.

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
•changes in exchange rates;
•changes in taxation;
•wars, civil unrest, acts of terrorism, conflicts and other hostilities;
•political, economic, and social conditions;
•the continuing effects of COVID-related factors;

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
For the year ended December 31, 2023, we recognized 77.1% of net sales in markets outside of the United States and 67.6% in markets outside of the Americas. For the year ended December 31, 2022, we recognized 78.3% of net sales in markets outside of the United States and 69.7% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, our 2023 net sales decreased 2.1% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), and unfavorable foreign exchange caused a $2.3 million decrease in GAAP net sales as compared to 2022. In other words, 2023 sales would have been $2.3 million higher than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

COVID-related factors and the possibility of other epidemics or rapidly spreading communicable disease may continue to negatively impact our business.
Due to the person-to-person nature of our direct selling business model, our financial results have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease results in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of COVID-19 variants, COVID-related factors such as “Long COVID” or “Long-haul COVID” remain ongoing, new epidemics, or other crises. The outbreak of COVID-19 in 2020 and ensuing pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued shelter-in-place orders to combat the spread of COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places reduced our associates’ ability to hold sales meetings, resulted in cancellations of corporate-sponsored and associate-sponsored events, and incentive trips. Our supply chain and logistics incurred some interruptions and cost impacts, and we could experience more significant interruptions and cost impacts or face more significant closures in the future, whether due to the ongoing effects of COVID-19 directly, or other related factors such as resistance to vaccines or resistance to vaccine requirements. These factors and other events related to COVID-19 have negatively impacted our sales and operations and could continue to negatively affect our business and our financial results. Although some of the negative impacts of COVID-19 have improved and many government restrictions have been lifted, this situation continues to be fluid and there is uncertainty regarding its duration and future impacts. For example, COVID-19 variants have caused some of the pandemic’s negative impacts to return, and COVID-related factors affected our business in some of our Asian markets.

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
Our independent associates are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar social taxes with respect to our distributors. In the event that local laws and regulations require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and/or related social taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. Laws regarding independent contractor status in certain jurisdictions, including the U.S., continue to evolve and have been applied unfavorably to gig economy companies, platform companies, and some of our counterparts in the direct selling channel.

If federal, state, or local laws and regulations or the interpretation of those laws and regulations require us to treat our independent associates or Trulu affiliates as employees, or if they are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial position and operations.

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
On October 3, 2022, the Company received notice that the Ambrotose Life® powder product was being detained due to a labeling issue asserting that there are formatting issues on the supplement facts panel. The formatting issues, which have been corrected, centered on stating “O g” or “0%” instead of “< 1g” or less than “< 1%” for sugar and sodium, respectively. We were also asked to remove the statement, “Not a significant source of saturated fat, trans fat, cholesterol, protein, vitamin D, calcium, or iron.” While the labeling issues raised by the FDA have been corrected, we continued to experience FDA holds and future holds and requested changes could cause delays within our supply chain resulting in potential back orders, which could reduce associate and customer confidence and have a negative impact on our sales.
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
As of December 31, 2023, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 45.1% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Overview
Our cybersecurity program is integrated into our overall risk management systems, including our annual enterprise risk management program, business continuity and crisis management programs, third-party risk management program, insurance risk management program, and employee compliance programs. We have implemented and maintain comprehensive processes designed to manage and mitigate material cybersecurity threats to ensure that the company operates in a protected, compliant environment.

Management Oversight
Our cybersecurity governance program is led by the Senior Director of IT Operations. The Senior Director of IT Operations and members of our internal IT team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Specifically, management analyzes the following:

a.effectiveness of (i) the Company’s overall cybersecurity risk management, (ii) management’s procedures for identifying, measuring, and reporting on cybersecurity risk, and (iii) the incorporation of cybersecurity risk considerations into corporate strategy;
b.the Company’s cybersecurity risk profile and risk tolerance;

c.significant policies, programs and plan documents related to the management of cybersecurity risk and proposed changes to any of such documents;
d.the Company’s controls to prevent, detect and respond to cyberattacks or information or data breaches;
e.reports from senior management and/or appropriate external subject matter experts related to the monitoring and analysis of the Company’s current threat environment, vulnerability assessments related to cybersecurity risk management, and existing and expected future trends related to cybersecurity relevant to the organization;
f.the Company’s cyber-resiliency, including cybersecurity crisis preparedness, incident response plans, communication plans, and disaster recovery capabilities;
g.the capabilities and qualifications of the Company’s cyber and data privacy personnel; and
h.the Company’s cybersecurity strategy, related priorities and objectives, and the appropriateness of the resources allocated thereto, including, but not limited to, investments in cybersecurity infrastructure.
Our Senior Director of IT Operations oversees a team of analysts and operations support personnel and has extensive experience with the company’s applications and infrastructure. Our senior director reports to our President and Chief Operating Officer, who then communicates directly with the Nominating/Governance and Compliance Committee and the Board.

Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes for assessing, identifying and managing material risks from cybersecurity threats and include (i) maintenance and monitoring of information security policies aligned with global regulatory controls; (ii) user and employee awareness of cyber policies and practices; (iii) information systems configuration management; (iv) third-party risk management systems; (v) identity and information asset protection; (vi) infrastructure security systems; and (vii) cyber threat operations with continuous monitoring and threat hunting. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. We also engage a range of third-party experts in connection with various development, implementation, and maintenance activities related to our cybersecurity program. We have integrated cybersecurity risk into our disclosure controls and procedures.
As of the date of this report, management is not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition. However, we are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. See “Item 1A. Risk Factors – Risks Affecting Our Business and Industry – If our information technology system fails or if the implementation of new information technology systems is not executed efficiently and effectively, our business, financial position, and operating results could be adversely affected” of this Annual Report on Form 10-K.

Governance
Our Board of Directors engages in the assessment, oversight, and management of materials risks that could affect the company. The board has delegated to the Nominating/Governance and Compliance Committee the oversight responsibility for our cybersecurity risk management program to ensure that cybersecurity risks are identified, assessed, managed, and monitored. This oversight includes compliance with disclosure obligations and requirements, cooperation with law enforcement, and related effects on financial risks and is responsible for reporting its findings and recommendations to the full board for its consideration. Our IT operations team and other members of management discuss cyber risks and trends, and if they arise, any material incidents with senior executives and the Nominating/Governance and Compliance Committee.

Item 2.    Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Area	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	June 2028
St. Leonards, Australia (Australian headquarters)	1,668 sq. feet	June 2026
Minago-Ku Tokyo, Japan (Shinagawa Grand Central Tower)	3,497 sq. feet	April 2025
Yeongnam Tower, Sincheon-dong, (Daegu Center)	3,557 sq. feet	June 2024
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	10,596 sq. feet	June 2025
Gangnam-gu Seoul, Korea (Seoul training center)	18,441 sq. feet	June 2025
Haewoondae-gu, Busan, Korea (Pusan training center)	6,800 sq. feet	March 2027
Incheon, South Korea (Incheon training center)	7,754 sq. feet	May 2024
Taipei, Taiwan (Taiwan headquarters)	260 sq. feet	January 2024
Taiwan Bldg 13F Taipei City (Shu-Yeng CHEN)	93 sq. feet	August 2024
Tsuen Wan, New Territories, Hong Kong (office)	5,306 sq. feet	July 2025
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2024
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2024
Richmond, British Columbia, Canada (Canada training center)	1,963 sq. feet	September 2025
Markham, Ontario, Canada (office)	1,714 sq. feet	September 2024
Bedfordview, South Africa (office)	4,123 sq. feet	N/A (1)
Guadalajara, Mexico (customer service center)	4,187 sq. feet	March 2024
Mexico City, 1st flr Mexico (customer service center)	1,324 sq. feet	August 2024
Mexico City, 3rd flr Mexico (office)	1,324 sq. feet	August 2024
Monterrey, Mexico (office)	1,259 sq. feet	May 2024
Colima, Mexico (office)	732 sq. feet	December 2024
Amsterdam, Netherlands (shared office space)	50 sq.feet	August 2024
Bangkok, Thailand	192 sq. feet	March 2025

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

Holders. As of February 29, 2024, there were 1,063 shareholders of record.

Dividends. The declaration and payment of future dividends will be at the discretion of the board of directors and will depend, among other things, on future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions in addition to legal requirements.

Recent Sales of Unregistered Securities. None.

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities. None.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of the two years ended December 31, 2023 and 2022. This discussion should be read in conjunction with “Item 15.1 – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW
Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
We conduct our business as a single reporting segment and primarily sell our products through a network of approximately 145,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last 12 months, who we refer to as active associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid or products and packs are purchased for the first time under a new account. We review and analyze net sales by geographical location and by products and packs on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
Because we sell our products principally through network marketing distribution channels, the opportunities and challenges that affect us most are: recruitment of new and retention of active associates and preferred customers that occupy sales or purchasing positions in our network; entry into new markets and growth of existing markets; niche market development; new product introduction; and investment in our infrastructure. Our subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

Current Economic Conditions and Recent Developments
Consolidated net sales for the year ended December 31, 2023 was $132.0 million, as compared to $137.2 million for the year ended December 31, 2022. Net sales decreased $5.2 million, or 3.8%, for 2023, as compared to 2022. Our 2023 net sales declined $2.9 million, or 2.1%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $2.3 million decrease in GAAP net sales as compared to 2022.

We incurred an operating loss of $1.0 million for the year ended December 31, 2023, as compared to $0.4 million for the same period last year. Our 2023 operating loss, on a Constant dollar basis (see Non-GAAP Financial Measures, below), was $0.4 million.
In June 2023, the Company launched a tiered affiliate program in the United States under the brand name, “Trulu™.” The Trulu brand is operated by our wholly owned subsidiary, “NEMO”, and is separate from our network marketing business. For the year ended December 31, 2023, we incurred an operating loss of $1.1 million in connection with the start-up of our NEMO business.
Excluding the startup loss of NEMO from the consolidated operating loss on a Constant dollar basis, we would have generated an operating profit of approximately $0.7 million in 2023, as compared to an operating loss of $0.4 million in 2022.

RESULTS OF OPERATIONS
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2023 and 2022 (in thousands, except percentages).

	2023		2022		Change
	Total Dollars	% of net sales	Total Dollars	% of net sales	Dollar	Percentage
Net sales	$131,955	100.0%	$137,208	100.0%	$(5,253)	(3.8)%
Cost of sales	29,090	22.0%	33,060	24.1%	(3,970)	(12.0)%
Gross profit	102,865	78.0%	104,148	75.9%	(1,283)	(1.2)%

Operating expenses:
Commissions and incentives	53,588	40.6%	55,483	40.4%	(1,895)	(3.4)%
Selling and administrative expenses	48,613	36.8%	47,443	34.6%	1,170	2.5%
Depreciation and amortization	1,628	1.2%	1,627	1.2%	1	0.1%
Total operating expenses	103,829	78.7%	104,553	76.2%	(724)	(0.7)%
Loss from operations	(964)	(0.7)%	(405)	(0.3)%	(559)	138.0%
Interest income	4	—%	88	0.1%	(84)	(95.5)%
Other expense, net	(170)	(0.2)%	(162)	(0.1)%	(8)	4.9%
Loss before income taxes	(1,130)	(0.9)%	(479)	(0.3)%	(651)	135.9%
Income tax provision	(1,109)	(0.8)%	(4,011)	(2.9)%	2,902	(72.4)%
Net loss	$(2,239)	(1.7)%	$(4,490)	(3.3)%	$2,251	50.1%

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), the table below summarizes operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Loss from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and our operating results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars in the current year, we calculate current year results at a constant exchange rate utilizing the prior year’s rate. Currency impact is determined as the difference between the actual GAAP results and the recalculated results for the current year at the constant dollar rates (in millions, except percentages).

	2023			2022	Constant Dollar Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$132.0	$2.3	$134.3	$137.2	$(2.9)	(2.1)%
Gross profit	$102.9	$1.7	$104.6	$104.1	$0.5	0.5%
Loss from operations	$(1.0)	$0.6	$(0.4)	$(0.4)	$—	—%

Net Sales in Dollars and as a Percentage of Consolidated Net Sales
Consolidated net sales by region for the years ended December 31, 2023 and 2022 were as follows (in millions, except percentages):

	2023		2022
Americas	$42.8	32.4%	$41.6	30.3%
Asia/Pacific	79.4	60.2%	83.8	61.1%
EMEA	9.8	7.4%	11.8	8.6%
Total	$132.0	100.0%	$137.2	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2023 and 2022 were as follows (in millions, except percentages):

	2023		2022
Domestic	$30.2	22.9%	$29.8	21.7%
Foreign	101.8	77.1%	107.4	78.3%
Total	$132.0	100.0%	$137.2	100.0%

Net sales decreased by $5.2 million, or 3.8%, for 2023, as compared to 2022. For the year ended December 31, 2023, our operations outside of the Americas accounted for 67.6% of our consolidated net sales, as compared to 69.7% in 2022.
Sales for the Americas increased by $1.2 million, or 2.9%, to $42.8 million for 2023 as compared to $41.6 million for the same period in 2022. This increase was primarily due to a 4.4% increase in revenue per active independent associate and preferred customer, which was partially offset by a 1.4% decline in the number of active independent associates and preferred customers. Sales in the Americas includes the Mexico region. As a result of the strengthening of the Mexican Peso in 2023, foreign currency exchange had the effect of increasing revenue by $0.5 million for the year ended December 31, 2023, as compared to the same period in 2022.
During 2023, Asia/Pacific sales decreased by $4.4 million, or 5.3%, to $79.4 million as compared to $83.8 million for 2022. Foreign currency exchange had the effect of decreasing revenue in 2023 by $1.9 million, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the Korean Won, Japanese Yen and Australian Dollar. In addition, net sales in the Asia/Pacific region was negatively impacted by a 12.2% decrease in revenue per active independent associate and preferred customer, which was partially due to the foreign exchange rate. Offsetting these declines, the number of active independent associates and preferred customers in the Asia/Pacific region increased 7.9% in 2023 as compared to 2022.
For the year ended December 31, 2023, EMEA sales decreased by $2.0 million, or 16.9%, to $9.8 million as compared to $11.8 million for 2022. This decrease was primarily due to a 14.5% decrease in the number of active independent associates and preferred customers, and a 2.9% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.9 million for the year ended December 31, 2023, as compared to the same period in 2022. The currency impact is primarily due to the weakening of the South African Rand.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2023			2022	Constant Dollar Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product sales	$125.3	$2.2	127.5	$130.2	$(2.7)	(2.1)%
Pack sales and associate fees	5.6	0.1	5.7	6.2	(0.5)	(8.1)%
Other	1.1	—	1.1	0.8	0.3	37.5%
Total	$132.0	$2.3	$134.3	$137.2	$(2.9)	(2.1)%

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2023 decreased by $4.9 million, or 3.8%, to $125.3 million, as compared to $130.2 million for the same period in 2022. On a constant dollar basis, product sales in 2023 decreased $2.7 million, or 2.1%, as compared to 2022. The decrease in product sales in 2023 reflects a 7.2% decrease in the number of orders processed, partially offset by an increase in the average order value of $180, as compared to $175 for the same period in 2022.
We attribute the lower number of orders processed in 2023 to the loss of continuing independent associates and preferred customers as compared to the recruitment of new independent associates and preferred customers. As a group, continuing independent associates and preferred customers place more orders than new recruits. Therefore, the decline in continuing independent associates and preferred customers had a larger impact on the number of orders we received in 2023.
The approximate number of active new and continuing active associates and preferred customers who purchased our products or packs or paid associate fees during the twelve months ended December 31 was as follows:

	2023		2022
New	79,000	54.5%	75,000	51.7%
Continuing	66,000	45.5%	70,000	48.3%
Total	145,000	100.0%	145,000	100.0%

The Company collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Japan, Australia, New Zealand, Singapore, Hong Kong, Taiwan, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden and the United Kingdom.
In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. Pack sales may be completed during the final stages of the registration process, entitling the Associates to earn commissions and incentives for that year. These packs can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China.
Other sales consisted of: (i) sales of promotional materials; (ii) monthly fees collected for the Success Tracker™ and Mannatech+ customized electronic business-building and educational materials, databases and applications; (iii) training and event registration fees; and (iv) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools are utilized to support our independent associates, which in turn helps stimulate product sales.
For the years ended December 31, 2023 and 2022, other sales were $1.1 million and $0.8 million, respectively.

Gross Profit
For the year ended December 31, 2023, gross profit decreased by $1.3 million, or 1.2%, to $102.9 million, as compared to $104.1 million for the same period in 2022. The decrease in gross profit in dollar terms is principally due to the decline in sales. Gross profit as a percentage of net sales increased to 78.0% for 2023, as compared to 75.9% for 2022, largely due to reduced costs of freight and shipping and other supply chain initiatives, partially offset by certain raw materials price increases.

Commission and Incentives
Commission expenses decreased $1.5 million, or 2.9%, to $51.0 million, for the year ended December 31, 2023, as compared to $52.5 million for the same period in 2022. Commissions are earned on sales. Commission expense in dollar terms decreased in 2023 primarily due to a decline in our sales in the year. Commissions as a percentage of net sales was 38.6% for the year ended December 31, 2023 and 38.2% for the same period in the prior year.

Incentive costs decreased for the year ended December 31, 2023 by 13.3%, or $0.4 million, to $2.6 million as compared to $3.0 million for the same period in 2022. The decrease was related to travel incentives in the Americas and Asia/Pacific. The costs of incentives, as a percentage of net sales, decreased to 2.0% for the year ended December 31, 2023, as compared to 2.2% for the same period in 2022.

Selling and Administrative Expenses
Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, accounting, legal, and consulting fees, travel and entertainment expenses, credit card processing fees, off-site storage fees, utilities, bad debt, and other miscellaneous operating expenses.
For the years ended December 31, 2023 and 2022, overall selling and administrative expenses were $48.6 million and $47.4 million, respectively. The increase of $1.2 million primarily includes $0.9 million increase in legal and consulting fees related to the start-up of our NEMO business, $0.8 million increase in marketing costs, $0.5 million increase in our provision of bad debt, offset by a $1.0 million decrease in payroll and benefits costs.

Depreciation and Amortization Expense
For each of the years ended December 31, 2023 and 2022, depreciation and amortization expense remained constant at $1.6 million.

Other Expense, net
Primarily due to foreign exchange losses, other expense was $0.2 million for each of the years ended December 31, 2023 and 2022.

Provision for Income Taxes
Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2023	2022
China	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	36.1%	34.6%
Republic of Korea	20.9%	22.0%
United States(1)	22.2%	22.2%
(1)Includes blended state effective rate of 1.2% for 2023 and 2022 in addition to the U.S federal statutory rate of 21% and is now taxed at the full.

    Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

For each of the years ended December 31, 2023 and 2022, the Company’s effective tax rate was (98.1)% and (837.4)%, respectively. In 2023, the Company’s effective tax rate differed from the statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions. In 2022, the Company's effective rate differed from the statutory rate due to additional taxes assessed as a result of the settlement of the income tax audit in Korea, the Company recording a valuation allowance on U.S. deferred tax assets largely driven by changes in expected earnings mix between jurisdictions and the relative impact of these items on decreased earnings.

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
•the general overall economic outlook;
•government regulations;
•the perception and acceptance of network marketing;
•the consumer perception of our products and overall operations; and
•cultural events and vacation patterns (for example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative effect on that quarter).
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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
Cash and cash equivalents was $7.7 million at December 31, 2023, as compared to $13.8 million as of December 31, 2022. The current portion of restricted cash was $0.9 million at December 31, 2023 and 2022. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. Fluctuations in currency rates produced a decrease of $0.8 million in cash and cash equivalents in 2023.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We have historically funded our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At December 31, 2023, our working capital was $1.9 million as compared to $5.1 million at December 31, 2022. The decrease in working capital principally reflects the decrease in our cash balance which was utilized to fund our operations in 2023, as well as pay down our current liabilities and fund financing activities.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2023	2022
Operating activities	$(2.4)	$(2.6)
Investing activities	$(0.7)	$(1.1)
Financing activities	$(1.9)	$(4.3)

Operating Activities
Cash used in operating activities was $2.4 million for the year ended December 31, 2023, as compared to $2.6 million in the prior year.

Investing Activities
For the year ended December 31, 2023 and 2022, we invested $0.7 million and $1.1 million, respectively. During the year ended December 31, 2023, we invested approximately $0.7 million in back-office software projects and equipment, reported as property and equipment. During the year ended December 31, 2022, we invested $1.1 million in computer hardware and software.

Financing Activities
For the year ended December 31, 2023, we utilized $1.9 million for financing activities as compared to $4.3 million for the same period of 2022. For the year ended December 31, 2023, we used approximately $1.0 million in the repayment of finance lease obligations and other long-term liabilities, $0.7 million in the payment of dividends to shareholders, and $0.2 million in the repurchase of common stock. For the year ended December 31, 2022, we used approximately $0.8 million in the repayment of finance lease obligations and other long-term liabilities, $1.5 million in the payment of dividends to shareholders, and $2.0 million for the repurchase of common stock.

General Liquidity and Cash Flows

Short Term Liquidity
We believe our existing liquidity and projected cash flows from operations are adequate to fund our normal expected future business operations for the next 12 months. As of December 31, 2023 and 2022, cash and cash equivalents totaled $7.7 million and $13.8 million, respectively. While our cash utilization in 2022 and 2023 has reduced our short-term liquidity, we do not believe the impact will prohibit us from meeting our obligations or from executing our business strategy. See “Item 1A – Risk Factors – Risks Affecting Our Business and Industry - We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.”

We have contractual purchase commitments with certain raw material suppliers to purchase minimum quantities and to ensure exclusivity of our raw materials and the proprietary nature of our products. At December 31, 2023, we have one supply agreement that requires the Company to purchase an aggregate of $4.2 million through 2024, with no purchase commitments thereafter. We are currently negotiating with the supplier to amend the agreement to meet current demand levels for these materials. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities. We have no present commitments or agreements with respect to acquisitions or purchases of any manufacturing facilities; however, management from time to time explores the possibility of the benefits of purchasing a raw material manufacturing facility to help control costs of our raw materials and help ensure quality control standards.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At December 31, 2023, our operating lease liabilities were $4.3 million, of which $1.7 million was recorded in Accrued expenses and $2.6 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $1.2 million and lease restoration liabilities of $0.4 million.

As our primary source of liquidity has historically been our cash flows from operations, our liquidity is dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. In this regard, our management has established a 2024 business reorganization plan focusing on revenue growth, margin improvement and cost control and reduction. Our current CEO has announced his retirement effective April 1, 2024. However, he has agreed to continue to serve as an advisor to the Company to establish certain programs aimed at increasing our revenues and growing our preferred customer and associate base. Concurrent with the retirement of our existing CEO, our current President and Chief Operating Officer has been promoted to the position of President & CEO. Furthermore, our management has established a plan to improve margin through a price increase, continued focus on supply chain costs, and certain compensation plan adjustments, as well as to reorganize certain functional operations and reduce our fixed selling and administrative overhead.

However, if our reorganization plans are not successful, or if we are unable to renegotiate a favorable outcome to our minimum purchase commitment contracts, or if we experience prolonged workforce disruptions, disruption in our supply chain, and/or potential decreases in consumer demands, our sales and our overall liquidity in the next twelve months could be negatively impacted. If our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

We are a multinational company operating in numerous tax jurisdictions. We are currently not engaged in any tax related audits. For more information see Note 1, Organization and Summary of Significant Accounting Policies, Note 7, Income Taxes, Note 11, Commitments and Contingencies, and Note 12, Litigation to our Consolidated Financial Statements.

Long Term Liquidity
We believe our cash flows from operations should be adequate to fund our normal expected future business operations and possible international expansion costs for the long term. As our primary source of liquidity has historically been from our cash flows from operations, this will be dependent on our ability to maintain and/or improve revenue as compared to operational expenses.
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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of Mannatech at the date of our financial statements. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, tax valuation allowances, revenue recognition, sales returns, deferred revenues, and accounting for stock-based compensation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical estimates as of December 31, 2023:

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
We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At each of December 31, 2023 and 2022, our inventory reserves were $0.4 million.

Tax Valuation Allowances
We review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2023, we maintained a valuation allowance for deferred tax assets arising from our operations of $10.3 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2023, we had net deferred tax assets, after valuation allowance and deferred tax liabilities, totaling $1.6 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Revenue Recognition
Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We estimate order delivery dates using weighted averages of historical delivery data periodically provided by our freight carriers. We record the value of orders shipped but not yet delivered to customers as Deferred Revenue on our Consolidated Balance Sheet. If our assumptions and estimate of the delivery time from shipment to receipt by the customer changes, the new estimate could have a material impact on our revenues and financial results of operations.
Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. The Company's customer loyalty program conveys a material right to the customer to redeem loyalty points for the purchase of products. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the sale of the product.
The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis and revenue is recognized over the period that access to the tool is active. Associates do not have complimentary access to online business tools after the first contractual period.
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

•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon voluntarily terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus a 10% processing fee. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.
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
We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2023 were as follows:

	Year ended December 31, 2023			As of December 31, 2023
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.62970	0.71173	0.66457	0.68183
Canada (Canadian Dollar)	0.72082	0.76071	0.74118	0.75491
China (Renminbi)	0.13623	0.14921	0.14149	0.14145
Colombia (Peso)	0.00020	0.00026	0.00023	0.00026
Czech Republic (Koruna)	0.04258	0.04735	0.04509	0.04470
Denmark (Kroner)	0.14041	0.15087	0.14517	0.14808
Hong Kong (Hong Kong Dollar)	0.12739	0.12837	0.12774	0.12807
Japan (Yen)	0.00659	0.00782	0.00714	0.00709
Mexico (Peso)	0.05134	0.05996	0.05646	0.05895
New Zealand (New Zealand Dollar)	0.58055	0.65089	0.61435	0.63207
Norway (Krone)	0.08911	0.10181	0.09484	0.09831
Republic of Korea (Won)	0.00074	0.00082	0.00077	0.00077
Singapore (Singapore Dollar)	0.72789	0.76520	0.74487	0.75805
South Africa (Rand)	0.05064	0.05957	0.05431	0.05470
Sweden (Krona)	0.08938	0.10053	0.09434	0.09922
Switzerland (Franc)	1.06165	1.19050	1.11343	1.18866
Taiwan (New Taiwan Dollar)	0.03082	0.03367	0.03213	0.03278
Thailand (Dollar)	0.02698	0.03063	0.02879	0.02912
United Kingdom (British Pound)	1.18342	1.31132	1.24378	1.27324
Various countries (1) (Euro)	1.04717	1.12401	1.08158	1.10381
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Operating Officer and Interim Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of December 31, 2023, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Item 9B.    Other Information

    During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2023.

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

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	10-K	000-24657	4.2	March 26, 2020
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea, Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1*	Code of Ethics for Officers	10-K	00-24657	14.1	March 28, 2024
19.1*	Insider Trading Disclosures	10-K	00-24657	19.1	March 28, 2024
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, P.C.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
97.1*	Mandatory Recoupment Policy	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

* Filed herewith.
† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 28, 2024	By:	/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Dated: March 28, 2024	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Operating Officer and Interim Chief Financial Officer
(principal financial officer)

POWER OF ATTORNEY

The undersigned directors and officers of Mannatech, Incorporated hereby constitute and appoint Larry A. Jobe with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Alfredo Bala	Chief Executive Officer (principal executive officer)	March 28, 2024
Alfredo Bala

/s/ Landen Fredrick	President and Chief Operating Officer and Interim Chief Financial Officer (principal financial officer)	March 28, 2024
Landen Fredrick

/s/ J. Stanley Fredrick	Chairman of the Board	March 28, 2024
J. Stanley Fredrick

/s/ Kevin Andrew Robbins	Director	March 28, 2024
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 28, 2024
Larry A. Jobe

/s/ Tyler Rameson	Director	March 28, 2024
Tyler Rameson

/s/ John A. Seifrick	Director	March 28, 2024
John A. Seifrick

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Company’s Determination of Transfer Pricing Policies

As described in Note 1 to the consolidated financial statements, the Company is subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income between the U.S. and foreign entities and that the Company is taxed accordingly. As disclosed in Note 7 to the consolidated financial statements, the Company’s loss before income taxes of $1.1 million for the year ended December 31, 2023 comprised of a loss before income taxes of $5.4 million in the United States and income before income taxes of $4.3 million outside of the United States. This is a function of the Company’s transfer pricing policies, which govern the allocation of taxable income among the Company’s various tax jurisdictions.

We identified the Company’s determination of transfer pricing policies as a critical audit matter. The principal consideration for our determination was that the tax regulations that exist over transfer pricing are subjective and vary by jurisdiction. Auditing management’s transfer pricing studies and transfer pricing policies was especially challenging and required significant auditor judgement, including the involvement of tax professionals with specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skill in transfer pricing regulations to assist in evaluating (i) the Company’s transfer pricing policies, which is based on comparisons to comparable companies and precedents set by the various taxing authorities that govern the jurisdictions in which the Company operates, and (ii) jurisdictional profit margins to ensure that the Company’s intercompany transactions and other income allocation methodologies are appropriate and comply with the Company’s transfer pricing policies.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2007.
Dallas, Texas
March 28, 2024

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$7,731	$13,777
Restricted cash	938	944
Accounts receivable, net of allowance of $1,278 and $973 in 2023 and 2022, respectively	91	218
Income tax receivable	465	423
Inventories, net	14,535	14,726
Prepaid expenses and other current assets	1,774	2,389
Deferred commissions	2,130	2,476
Total current assets	27,664	34,953
Property and equipment, net	4,147	3,759
Long-term restricted cash	718	476
Other assets	7,066	8,439
Deferred tax assets, net	1,611	1,501
Total assets	$41,206	$49,128
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$269	$61
Accounts payable	4,010	4,361
Accrued expenses	6,779	7,510
Commissions and incentives payable	8,175	9,256
Taxes payable	1,521	3,281
Current notes payable	240	263
Deferred revenue	4,786	5,106
Total current liabilities	25,780	29,838
Finance leases, excluding current portion	956	88
Other long-term liabilities	3,986	5,026
Total liabilities	30,722	34,952
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,860,154 shares outstanding as of December 31, 2023 and 2,742,857 shares issued and 1,858,800 shares outstanding as of December 31, 2022	—	—
Additional paid-in capital	33,309	33,377
Retained earnings (accumulated deficit)	(1,301)	1,686
Accumulated other comprehensive (loss)	(1,015)	(208)
Treasury stock, at average cost, 882,703 shares as of December 31, 2023 and 884,057 shares as of December 31, 2022	(20,509)	(20,679)
Total shareholders’ equity	10,484	14,176
Total liabilities and shareholders’ equity	$41,206	$49,128
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2023	2022
Net sales	$131,955	$137,208
Cost of sales	29,090	33,060
Gross profit	102,865	104,148
Operating expenses:
Commissions and incentives	53,588	55,483
Selling and administrative expenses	48,613	47,443
Depreciation and amortization	1,628	1,627
Total operating expenses	103,829	104,553
Loss from operations	(964)	(405)
Interest income	4	88
Other expense, net	(170)	(162)
Loss before income taxes	(1,130)	(479)
Income tax provision	(1,109)	(4,011)
Net loss	$(2,239)	$(4,490)
(Loss) per common share:
Basic	$(1.20)	$(2.35)
Diluted	$(1.20)	$(2.35)
Weighted-average common shares outstanding:
Basic	1,866	1,913
Diluted	1,866	1,913

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31,
(in thousands)

	2023	2022
Net loss	$(2,239)	$(4,490)
Other comprehensive loss, net of tax:
Foreign currency translations loss	(819)	(2,546)
Pension obligations, net of tax provision of $6 and $10 in 2023 and 2022, respectively	12	19
Other comprehensive Loss	$(807)	$(2,527)

Comprehensive loss	$(3,046)	$(7,017)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total shareholders’ equity
Balance at December 31, 2021	1,940,687	$—	$33,277	$7,708	$2,342	$(18,915)	$24,412
Net loss	—	—	—	(4,490)	—	—	(4,490)
Payment of cash dividends	—	—	—	(1,532)	—	—	(1,532)
Charge related to stock-based compensation	—	—	78	—	—	—	78
Issuance of unrestricted shares	6,072	—	97	—	—	143	240
Stock option exercises (cashless)	11,334	—	(75)	—	—	75	—
Repurchase of common stock	(99,293)	—	—	—	—	(1,982)	(1,982)
Disposition of foreign entity	—	—	—	—	(23)	—	(23)
Foreign currency translation	—	—	—	—	(2,546)	—	(2,546)
Pension obligations, net of $10 tax	—	—	—	—	19	—	19
Balance at December 31, 2022	1,858,800	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net loss	—	—	—	(2,239)	—	—	(2,239)
Payment of cash dividends	—	—	—	(748)	—	—	(748)
Charge related to stock-based compensation	—	—	43	—	—	—	43
Issuance of unrestricted shares	12,808	—	(76)	—	—	299	223
Stock option exercises	2,000	—	(35)	—	—	47	12
Repurchase of common stock	(13,454)	—	—	—	—	(176)	(176)
Foreign currency translation	—	—	—	—	(819)	—	(819)
Pension obligations, net of $6 tax	—	—	—	—	12	—	12
Balance at December 31, 2023	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,239)	$(4,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,628	1,627
Non-cash operating lease expense	1,904	1,868
Provision for inventory losses	463	543
(Recovery of) Provision for doubtful accounts	519	(26)
Loss on disposal of assets	7	3
Gain on disposal of subsidiary	—	(23)
Stock-based compensation expense	278	337
Deferred income taxes	121	1,226
Changes in operating assets and liabilities:
Accounts receivable	(391)	(102)
Income tax receivable	(42)	(81)
Inventories	(272)	(3,249)
Prepaid expenses and other current assets	1,354	1,296
Deferred commissions	346	(107)
Other assets	(226)	768
Accounts payable	(351)	392
Accrued expenses and other long-term liabilities	(2,308)	(3,592)
Taxes payable	(1,760)	1,127
Commissions and incentives payable	(1,081)	(355)
Deferred revenue	(320)	239
Net cash used in operating activities	(2,370)	(2,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(748)	(1,063)
Proceeds from sale of assets	1	—
Cash used in investing activities	(747)	(1,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	12	—
Repurchase of common stock	(176)	(1,982)
Payment of cash dividends	(748)	(1,532)
Repayment of finance lease obligations and other financing obligations	(991)	(817)
Cash used in financing activities	(1,903)	(4,331)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(790)	(2,442)
Decrease in cash and cash equivalents and restricted cash	(5,810)	(10,435)
Cash and cash equivalents and restricted cash at the beginning of the year	15,197	25,632
Cash and cash equivalents and restricted cash at the end of the year	$9,387	$15,197
See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the years ended December 31,
	2023	2022
Income taxes paid, net	$2,551	$715
Interest paid on finance leases and other financing obligations	$100	$32
Assets acquired through other financing arrangements	$739	$798
Right of use assets acquired in exchange for new operating lease liabilities	$305	$1,855
Finance lease right of use assets acquired in exchange for new finance lease liabilities	$1,305	$93
Treasury shares exchanged for stock options exercised	$—	$75
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

Basis of Presentation
Certain prior year amounts have been reclassified on the Consolidated Statements of Operations to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations.

Foreign Currency Translation
The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, non-monetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Denmark, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a component of shareholders’ equity and is included in accumulated other comprehensive income.
Foreign currency transaction losses totaled approximately $0.2 million for each of the years ended December 31, 2023 and 2022, respectively, and are included in other expense, net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $7.7 million at December 31, 2023, as compared to $13.8 million as of December 31, 2022. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2023 and 2022, credit card receivables were $1.4 million and $1.9 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $3.5 million and $11.3 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
    At December 31, 2023, a portion of our cash and cash equivalent balances were concentrated within the Republic of South Korea, with total net assets within this foreign location totaling $27.0 million. In addition, for the year ended December 31, 2023, a concentrated portion of our operating cash flows were earned from operations within the Republic of South Korea. An adverse change in economic conditions within the Republic of South Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. At December 31, 2023 and 2022, our total restricted cash was $1.7 million and $1.4 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents at beginning of year	$13,777	$24,185
Current restricted cash at beginning of year	944	944
Long-term restricted cash at beginning of year	476	503
Cash and cash equivalents and restricted cash at beginning of year	$15,197	$25,632

Cash and cash equivalents at end of year	$7,731	$13,777
Current restricted cash at end of year	938	944
Long-term restricted cash at end of year	718	476
Cash and cash equivalents and restricted cash at end of year	$9,387	$15,197

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Accounts receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2023 and 2022, accounts receivables consisted primarily of amounts due from preferred customers and associates. At December 31, 2023, 2022 and 2021, the Company's accounts receivable balances (net of allowance) were $0.1 million, $0.2 million and $0.1 million, respectively. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At December 31, 2023 and 2022, the Company held an allowance of $1.3 million and $1.0 million, respectively.

	Balance at Beginning of Year	Charged to Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2022
Allowance for doubtful accounts (000s)	$987	$(26)	$12	$973

Year Ended December 31, 2023
Allowance for credit losses (000s)	$973	$519	$(214)	$1,278

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were $1.8 million and $2.4 million at December 31, 2023 and 2022, respectively. Included in the December 31, 2023 and 2022 balances were $1.1 million and $1.2 million in prepaid expenses, $0.3 million and $0.9 million for prepaid deposits, and $0.4 million and $0.3 million in prepaid inventory purchases, respectively.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reported in the accompanying consolidated statements of operations. The estimated useful lives of fixed assets are as follows:

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

Other Assets
At December 31, 2023 and 2022, other assets were $7.1 million and $8.4 million, respectively. The December 31, 2023 and 2022 balances include operating lease right of use assets of $3.3 million and $4.6 million, respectively. See Note 5, Leases for more information. Included in each of the December 31, 2023 and 2022 balances were deposits for building leases in various locations of $1.3 million. Also included in the December 31, 2023 and 2022 balances were $2.2 million and $2.3 million, respectively, representing a deposit with Mutual Aid Cooperative and Consumer in the Republic of Korea, an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2023 and 2022 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Notes Payable
Notes payable were $0.2 million and $0.3 million as of December 31, 2023 and December 31, 2022, respectively, as a result of funding from a capital financing agreement related to our investment in leasehold improvements, computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 10.8% and are collateralized by leasehold improvements and computer hardware and software. At December 31, 2023 and 2022, the current portion was $0.2 million and $0.3 million, respectively.

Other Long-Term Liabilities
Other long-term liabilities were $4.0 million and $5.0 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, we recorded long-term lease liabilities related to operating leases of $2.6 million and $4.2 million, respectively. See Note 5, Leases for more information. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2023, accrued restoration costs related to these leases amounted to $0.4 million. As of December 31, 2023 and 2022, government mandated severance accruals in certain international offices amounted to $0.8 million and $0.6 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million at each of December 31, 2023 and 2022 (see Note 9, Employee Benefit Plans).

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when delivered to the customer, thus the performance obligation is satisfied. At December 31, 2023 and 2022, remaining performance obligations related to shipments were $1.4 million and $0.8 million, respectively. The Company's remaining performance obligations related to associate fees were $0.1 million at both December 31, 2023 and 2022. These amounts are included in Deferred Revenue as of December 31, 2023 and 2022.
Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. The Company's customer loyalty program conveys a material right to the customer to redeem loyalty points for the purchase of products. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the sale of the product. Payments are made immediately through credit card upon purchase of the products.
The Company provides associates with access to a complimentary three-month package for the Success TrackerTM and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis and revenue is recognized over the period that access to the tool is active. Associates do not have complimentary access to online business tools after the first contractual period.
With regard to both of the aforementioned contracts, the Company determines the standalone selling prices by using observable inputs which includes the Company’s standard published price lists.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2023	Percentage	2022	Percentage
Product sales	$125.3	95.0%	$130.2	94.9%
Pack sales and associate fees	5.6	4.2%	6.2	4.5%
Other	1.1	0.8%	0.8	0.6%
Total consolidated net sales	$132.0	100.0%	$137.2	100.0%

Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized. Deferred commissions were $2.1 million and $2.5 million at December 31, 2023 and 2022, respectively. Products are generally received by customers three to five days after shipment.

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period; (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. To defer product sales that have not been received by customers, the Company estimates order delivery dates using weighted averages of historical delivery data collected from its freight carriers. At December 31, 2023 and 2022, the Company’s deferred revenue was $4.8 million and $5.1 million, respectively. The deferred revenue amount of $4.8 million as of December 31, 2023 will be recognized as revenue for the year ending December 31, 2024. The deferred revenue amount of $5.1 million as of December 31, 2022 was recognized as revenue for the year ended December 31, 2023. The deferred revenue amount of $4.9 million as of December 31, 2021 was recognized as revenue for the year ended December 31, 2022.
The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified automatic orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2023 and December 31, 2022 was $3.2 million and $4.2 million, as follows:

Loyalty program (in thousands)	2023	2022
Loyalty deferred revenue as of January 1,	$4,167	$4,292
Loyalty points forfeited or expired	(4,042)	(3,387)
Loyalty points used	(9,416)	(10,543)
Loyalty points vested	11,658	12,773
Loyalty points unvested	875	1,032
Loyalty deferred revenue as of December 31,	$3,242	$4,167

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
Historically, our sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 1.5% or less of our gross sales. At December 31, 2023 and 2022, our sales return reserve, which is a component of Accrued expenses, consisted of the following (in thousands):

	2023	2022
Sales returns reserve as of January 1,	$59	$55
Provision related to sales made in current period	739	783
Adjustment related to sales made in prior periods	14	(4)
Actual returns or credits related to current period	(705)	(730)
Actual returns or credits related to prior periods	(66)	(45)
Sales returns reserve as of December 31,	$41	$59

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

Advertising Expense
The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were $4.1 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. Educational and promotional items are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold.

Research and Development Expenses
The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $0.8 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Salaries and contract labor are included in selling and administrative expenses and all other research and development costs are included in selling and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. The Company recognizes stock-based compensation expense over the vesting period of the options granted. See Note 10, Stock Based Compensation.

Software Development Costs
The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During the years ended December 31, 2023 and 2022, the Company capitalized $0.3 million and $0.4 million of qualifying internal payroll costs, respectively. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

Income Taxes
The Company determines the provision for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likelihood of being recognized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. Net income/loss, before income tax, for U.S. and foreign entities is a function of the Company's transfer pricing policies, which govern the allocation of taxable income among the Company's various tax jurisdictions. The Company is also subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income between our U.S. and foreign entities and that the Company is taxed accordingly. The Company is subject to audit by federal, state and foreign tax authorities and inquiries from those tax authorities regarding the amount of taxes due.

Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Colombia, Mexico and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees. In the event that a subsidiary is disposed of, the Company recognizes cumulative translation adjustments of foreign exchange directly through retained earnings. See Footnote 13, Shareholders Equity.

Recently Adopted Accounting Pronouncements
The Company adopted ASU 2016-13 as of January 1, 2023. This new standard adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. ASU 2016-13 only applies to our receivables from revenue transactions. Under ASC 606, revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses on trade receivables over their contractual life are required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted the accounting standard using the modified retrospective approach, as of January 1, 2023. The cumulative effect upon adoption did not have a material impact on our consolidated financial statements.

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose, Ambrotose Life®, TruHealth™, Manapol®, and Optimal Support Packets products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position
Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.
The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2023, the Company purchased finished goods from three suppliers that accounted for 52.5% of the year's cost of sales. During the year ended December 31, 2022, the Company purchased finished goods from four suppliers that accounted for 60.1% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, receivables, and restricted cash. The Company utilizes financial institutions that the Company considers to be of high credit quality and periodically evaluates the credit rating of such institutions and the allocation of their investments to minimize exposure to credit concentration risk.

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

Accounting Pronouncements Issued But Not Yet Effective
    Segment Reporting (ASU 2023-07) — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASC 2023-07”). In November 2023, the FASB issued accounting guidance that requires incremental disclosures related to reportable segments which includes significant segment expense categories and amounts for each reportable segment. The guidance is effective January 1, 2024, and will be adopted retrospectively. The adoption will result in incremental disclosures related to reportable segments in the 2024 year-end financial statements and interim periods beginning in 2025. The Company is currently evaluating the disclosure impacts of ASU 2023-07 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

Income Tax Reporting (ASU 2023-09) — Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASC 2023-09”). In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance is effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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
The tables below present the recorded amount of financial assets measured at fair value (money market fund) on a recurring basis as of December 31, 2023. The Company's interest-bearing deposits are measured at amortized cost, which approximates fair value to the carrying value due to the relatively short maturity of the asset, (in thousands). The Company did not have any financial assets measured at fair value on a recurring basis at December 31, 2022. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2023 and 2022.

2023	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JP Morgan, US	$2,310	$—	$—	$2,310
Interest bearing deposits – various banks	$1,084	$—	$—	$1,084
Total assets	$3,394	$—	$—	$3,394
Amounts included in:
Cash and cash equivalents	$2,310	$—	$—	$2,310
Restricted cash	674	—	—	674
Long-term restricted cash	410	—	—	410
Total	$3,394	$—	$—	$3,394

2022	Level 1	Level 2	Level 3	Total
Assets
Interest bearing deposits – various banks	$3,855	$—	$—	$3,855
Total assets	$3,855	$—	$—	$3,855
Amounts included in:
Cash and cash equivalents	$3,014	$—	$—	$3,014
Restricted cash	680	—	—	680
Long-term restricted cash	161	—	—	161
Total	$3,855	$—	$—	$3,855

NOTE 3: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving and inventory obsolescence was $0.4 million at each of December 31, 2023 and 2022.

Inventories as of December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Raw materials	$5,104	$3,302
Finished goods	9,431	11,424
Total inventory, net	$14,535	$14,726

NOTE 4: PROPERTY AND EQUIPMENT
As of December 31, 2023 and 2022, construction in progress was $0.2 million and $0.4 million, respectively, which is primarily comprised of back-office software projects with service dates that are currently indeterminable. As of December 31, 2023 and 2022, property and equipment consisted of the following (in thousands):

	2023	2022
Office furniture and equipment	$2,116	$2,351
Computer hardware	3,160	3,515
Computer software	46,095	45,623
Automobiles	110	110
Leasehold improvements	3,867	4,079
Right of use Assets- finance leases	1,236	182
	56,584	55,860
Less accumulated depreciation and amortization	(52,631)	(52,479)
Property and equipment, net	3,953	3,381
Construction in progress	194	378
Total	$4,147	$3,759
For each of the years ended December 31, 2023 and 2022, depreciation and amortization expense remained constant at $1.6 million.

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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of December 31, 2023 and 2022, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. The Company earned $0.1 million and $0 sublease revenue for the year ended December 31, 2023 and 2022, respectively, which is presented as a component of net sales on the Company's Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration.
As of December 31, 2023 and 2022, our leased assets and liabilities consisted of the following (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Right of Use Assets
Operating leases	Other assets	$3,315	$4,649
Finance leases	Property and equipment, net	1,236	182
Total leased assets		$4,551	$4,831

Lease Liabilities
Current Portion
Operating leases	Accrued expenses	$1,660	$1,600
Finance leases	Current portion of finance leases	269	61

Long-Term Portion
Operating leases	Other long-term liabilities	2,582	4,153
Finance leases	Finance leases, excluding current portion	956	88
Total leased liabilities		$5,467	$5,902

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the right of use asset and the amounts recorded as interest. For the years ended December 31, 2023 and 2022, we incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	2023	2022
Operating leases
Operating lease costs	Selling and administrative expenses	$1,910	$2,137
Short term lease costs	Selling and administrative expenses	232	279

Finance leases
Amortization of leased assets	Depreciation and amortization	252	89
Interest on lease liabilities	Interest expense	65	9
Total lease cost		$2,459	$2,514

For the years ended December 31, 2023 and 2022, cash paid for amounts included in the measurement of lease liabilities included (in thousands):

	2023	2022
Operating cash flows from operating leases	$1,948	$2,017
Financing cash flows from finance leases	$211	$76

As of December 31, 2023 and 2022 the Company's lease terms and discount rates were:

	2023	2022
Operating leases
Weighted-average remaining lease term (years)	3.33	4.07
Weighted-average discount rate	4.61%	4.35%

Finance leases
Weighted-average remaining lease term (years)	4.18	3.25
Weighted-average discount rate	6.46%	7.43%

As of December 31, 2023 future minimum lease payments were as follows (in thousands):

	December 31, 2023
Maturity of lease liabilities	Operating Leases	Finance Leases	Sublease Income
2024	$1,819	$337	$(132)
2025	1,134	327	(132)
2026	723	327	(132)
2027	650	315	(132)
2028	268	90	(55)
Thereafter	—	—	—
Total future minimum lease payments	$4,594	$1,396	$(583)
Imputed interest	(352)	(171)	—
Present value of minimum lease payments	$4,242	$1,225	$(583)

NOTE 6: ACCRUED EXPENSES
As of December 31, 2023 and 2022, accrued expenses consisted of the following (in thousands):

	2023	2022
Accrued asset purchases	$861	$66
Accrued compensation	1,707	1,737
Accrued royalties	38	41
Accrued sales and other taxes	201	290
Other accrued operating expenses	506	473
Customer deposits and sales returns	515	641
Accrued travel expenses related to corporate events	131	834
Accrued shipping and handling costs	291	528
Rent expense	3	—
Accrued legal and accounting fees	865	1,300
Current portion of operating lease liabilities	1,661	1,600
	$6,779	$7,510

NOTE 7: INCOME TAXES
The components of the Company’s (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2023	2022
United States	$(5,378)	$(7,822)
Foreign	4,248	7,343
(Loss) income before income taxes	$(1,130)	$(479)

The components of the Company’s income tax provision (benefit) for the years ended December 31 (in thousands):

Current provision (benefit):	2023	2022
Federal	$180	$241
State	15	(37)
Foreign	793	2,581
	988	2,785
Deferred provision (benefit):
Federal	(2)	1,200
State	10	81
Foreign	113	(55)
	121	1,226
	$1,109	$4,011

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate was (98.1)% and (837.4)%, respectively. The Company's effective tax rate for the year ended December 31, 2023 differed from the statutory rate due to a mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions. The Company's effective tax rate for the year ended December 31, 2022 differed from the statutory rate due to additional taxes assessed as a result of the settlement of the income tax audit in Korea, the Company recording a valuation allowance on U.S. deferred tax assets largely driven by changes in expected earnings mix between jurisdictions, and the relative impact of these items on decreased earnings.
A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2023	2022
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	6.3	20.7
Difference in foreign and United States tax on foreign operations	(0.7)	(24.8)
Assessments from taxing authorities	—	(278.5)
Effect of changes in valuation allowance	(46.4)	(383.7)
Global Intangible Low Taxed Income (GILTI)(1)	(16.1)	—
Credits generated	7.9	15.2
Effect of changes in tax rates	—	19.4
Foreign charitable contributions	(4.6)	(12.5)
Return to provision adjustments	1.4	(43.4)
Meals and entertainment	(12.8)	—
Withholding taxes	(16.0)	(50.3)
Expiration of tax attribute	(38.5)	(135.5)
Other	0.4	15.0
	(98.1)%	(837.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2023	2022
Deferred revenue	$277	$629
Inventory	266	260
Accrued expenses	1,379	1,240
Net operating loss (1)	4,634	4,956
Equity compensation	249	240
Foreign tax credit carryover	3,301	3,333
Lease liability	1,033	673
Capitalized research & development	1,058	218
Unrealized foreign exchange gains and losses	410	225
Other	1,090	743
Total deferred tax assets	$13,697	$12,517
Valuation allowance	(10,296)	(9,772)
Total deferred tax assets, net of valuation allowance	$3,401	$2,745
Deferred tax liabilities:
Prepaid expenses	202	41
Deferred commissions	446	418
Lease assets	978	624
Fixed assets	164	161

Total deferred tax liabilities	$1,790	$1,244

Total net deferred tax asset	$1,611	$1,501

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Cyprus	1,453	182	2024-2027
Mexico	6,066	1,816	2024-2028
Switzerland	4,566	420	2024-2029
Taiwan	2,274	455	2024-2032
United States - Federal	1,828	384	Indefinite
United States - State	14,941	849	2024-Indefinite
Other - Foreign	2,408	528	Indefinite

We have U.S. foreign tax credit carryforwards of $3.3 million as of December 31, 2023, which will begin to expire in 2024. The Company maintains a valuation allowance of $3.3 million against its foreign tax credit carryforwards.

At December 31, 2023 and 2022, the Company’s valuation allowance was $10.3 million and $9.8 million, respectively. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $0.5 million and $1.9 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in millions):

Country	2023	2022
China	$—	$0.4
Cyprus	0.2	0.2
Mexico	1.8	1.8
Norway	0.1	0.1
South Africa	0.2	0.2
Switzerland	0.3	0.3
Taiwan	0.4	0.6
United States	7.3	6.2
Total	$10.3	$9.8

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest and penalties in the consolidated balance sheet or the consolidated statement of operations.
The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. As of December 31, 2023, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
China	2019-2022
Japan	2018-2022
Republic of Korea	2018-2022
Switzerland	2019-2022
United States	2020-2022

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES
The Company made cash donations of $0.5 million and $0.6 million to the M5M Foundation for each of the years ended December 31, 2023 and December 31, 2022, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:
•Al Bala, the Company’s CEO;
•Lorrie Jobe, daughter of Larry Jobe, a Director and Chair of the Audit Committee of the Board of Directors; and
•Landen Fredrick, the Company's President and Chief Operating Officer and Interim Chief Financial Officer and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.
Effective June 7, 2023, Landen Fredrick was named President and Chief Operating Officer. We paid employment compensation of approximately $330,000 and $477,000 for the years ended December 31, 2023 and 2022, respectively, for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Mr. Fredrick also participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick also serves as Chairman of the Board of the M5M Foundation.
Mr. Kevin Robbins is a member of the Company's Board of Directors, serving as the Chair of the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He also received compensation for consulting on the associate commission plan in the past, but did not receive any compensation for consulting on the plan during the years ended December 31, 2023 and 2022. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2023 and 2022, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $2.0 million and $1.7 million, respectively. The aggregate amount of commissions and incentives paid to Mr. Robbins was approximately $0.2 million in each of 2023 and 2022. The aggregate amount of commission and incentives expense in 2023 and 2022 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.8 million and $1.5 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.
Johanna Bala, the wife of Al Bala, the Company’s Chief Executive Officer, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was approximately $0.1 million in each of 2023 and 2022. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family in both years. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS
Employee Retirement Plan
Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During the years ended December 31, 2023 and 2022, the Company contributed approximately $0.2 million and $0.3 million to the 401(k) Plan for matching contributions, respectively.
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

Projected benefit obligation:	2023	2022
Balance, beginning of year	$220	$213
Service cost	35	40
Interest cost	1	—
Liability (gain) loss	(18)	(6)
Benefits paid to participants	(10)	—
Foreign currency	(15)	(27)
Balance, end of year	$213	$220

Plan assets:	2023	2022
Fair value, beginning of year	$—	$—
Company contributions	10	—
Benefits paid to participants	(10)	—
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2023	2022
Benefit obligation	$(213)	$(220)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(213)	$(220)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2023	2022
Accrued benefit liability	$(213)	$(220)
Transition obligation and unrealized gain	(64)	(89)
Net amount recognized in the consolidated balance sheets	$(277)	$(309)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2023	2022
Net periodic cost	$(3)	$3
Current year actuarial gain	(18)	(6)
Amortization of transition obligation	—	(3)
Total recognized in other comprehensive loss	(18)	(9)
Total recognized in comprehensive (loss) income	$(21)	$(6)

	Years Ended December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2023	2022
Transition obligation	$43	$45
Prior service cost	3	38
Net actuarial gain	18	6
Total recognized in accumulated other comprehensive gain	$64	$89

	As of December 31,
Amounts included in Accumulated Other Comprehensive Income (Loss) (in thousands):	2023	2022
Net actuarial gain	$675	$657
Deferred tax provision	$(263)	$(257)
Net cumulative amount included in accumulated other comprehensive income (loss)	$412	$400

Estimated amounts of amortized transition obligation (in thousands):	2023	2022
Transition obligation	$—	$(3)

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2023	2022
Projected benefit obligation	$213	$220
Accumulated benefit obligation	213	220
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2023	2022
Discount rate	0.90%	0.50%
Rate of increase in compensation levels	—	—

Components of Expense
Service Cost for the Benefit Plan is included within selling and administrative expenses in the statement of operations and all other items noted in the table below (Interest Cost, Amortization of Transition Obligation, Loss and Prior Service Cost) are included within other (expense), net. Pension costs, which are included within Consolidated Statement of Operations are detailed below for the years ended December 31 (in thousands):

	2023	2022
Service cost	$35	$40
Interest cost	1	—
Amortization of transition obligation	—	3
Loss	(5)	(4)
Prior service cost	(34)	(36)
Total pension expense (benefit)	$(3)	$3
Estimated Benefits and Contributions
The Company expects to contribute approximately $18,000 to the Benefit Plan in 2024. As of December 31, 2023, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2024	$18
2025	29
2026	23
2027	26
2028	30
Next five years	152
Total expected benefits to be paid	$278

NOTE 10: STOCK BASED COMPENSATION
Summary of Stock Option Plan
The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2023, the Company had a total of 108,468 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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

A summary of changes in stock options outstanding during the year ended December 31, 2023, is as follows:

	2023
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	244	$17.35
Granted	5	12.58
Exercised	(2)	5.72
Expired	(12)	10.01
Forfeit	—	—
Outstanding at end of year	235	$17.73	3.47	$—
Options exercisable at year end	228	$17.77	3.30	$—

During 2023 and 2022, the Company issued 2,000 and 11,334 treasury shares upon the exercise of options and granted 5,000 and 11,807 new options to management and members of the Board, respectively. Options exercised during the years ending December 31, 2023 and 2022 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price, of less than $0.1 million and $0.1 million, respectively. Non-vested options at December 31, 2023 and 2022 were approximately 6,668 and 10,003, respectively.
We grant stock options to our employees, board members, and consultants. At the date of grant, we determine the fair value of a stock option award and recognize compensation expense over the requisite service period, or the vesting period of such stock option award, which is two or three years. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use subjective assumptions, including expected stock option life, expected volatility, expected average risk-free interest rates, and expected forfeiture rates.
The following assumptions were used to calculate the fair value of stock options granted each year:

	2023	2022
Dividend yield:	6.4%	2.6 - 3.9%
Risk-free interest rate:	4.0%	2.9 - 3.4%
Expected market price volatility:	66.5%	63.6 - 64.9%
Weighted average expected life of stock options:	4.5 years	4.5 years
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $4.32 and $7.21 per share, respectively. The total fair value of awards vested during each of the years ended December 31, 2023 and 2022 was $0.1 million.

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
If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations. As of December 31, 2023, we had 108,468 shares available for grant in the future.

The Company recorded the following amounts related to the expense of the fair values of options during the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Selling, general and administrative expenses and income from operations before income taxes	$43	$78
Benefit for income taxes	(10)	(18)
Effect on net income	$33	$60

As of December 31, 2023, the Company had less than $0.1 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years over a weighted-average period of 0.95 years, ending December 31, as follows (in thousands):

	Total gross unrecognized compensation expense	Total tax benefit associated with unrecognized compensation expense	Total net unrecognized compensation expense
2024	$18	$4	$14
2025	3	1	2
	$21	$5	$16

NOTE 11: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company maintains supply agreements with its suppliers and manufacturers. In 2016, the Company entered into a four-year supply agreement with a vendor to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract. The agreement has been amended and renews annually. As of December 31, 2023, the Company is required to purchase an aggregate of $4.2 million through 2024. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity.

Royalty and Consulting Agreements
The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of less than $0.1 million for each of the years ended December 31, 2023 and 2022.

Employment Agreements
The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2023, the Company would continue to be indebted to the executives for $0.6 million, payable through 2024.

NOTE 12: LITIGATION
Litigation in General
As of December 31, 2023, the Company had no open or pending litigation and no legal reserve was deemed necessary at December 31, 2023. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Treasury Stock
On June 30, 2004, the Company’s Board of Directors authorized the Company to repurchase, in the open market, the lesser of (i) 131,756 shares of its common stock and (ii) $1.3 million of its shares, (the “June 2004 Plan”). On August 28, 2006, the Company's Board of Directors authorized a second program permitting the Company to purchase, in the open market, up to $20 million of its outstanding shares (the “August 2006 Plan”). Under the June 2004 Plan and the August 2006 Plan, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company, in its discretion, and depends on a variety of factors, including legal requirements, price and economic and market conditions.

    During the year ended December 31, 2023, the Company repurchased 13,454 shares of its common stock, at an average price of $13.06. During the year ended December 31, 2022, the Company repurchased 99,293 shares of its common stock, at an average price of $21.87. As of December 31, 2023, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.
Voting rights

Holders of our Common Stock will vote as a single class and are entitled to one vote per share on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The holders of our Common Stock do not have cumulative voting rights in the election of directors.

Preemptive or similar rights

Holders of shares of our Common Stock do not have preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the years ended December 31, 2023 and 2022, the Company paid dividends of $.20 per share to holders of our Common Stock in the amount of $0.7 million and $1.5 million, respectively.

Equity-Based Compensation
For the years ended December 31, 2023 and 2022, the Company issued a total of 12,808 and 6,072 treasury shares to the members of the Board as a part of their compensation, respectively. The share grants to the Board were vested upon grant and the Company recognized $0.2 million for each of the years 2023 and 2022.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.
The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2021	$1,961	$381	$2,342
Current-period change before reclassifications	(2,546)	—	(2,546)
Disposition of foreign entity	(23)	—	(23)
Amounts reclassified from accumulated other comprehensive income (loss)	—	29	29
Income tax provision	—	(10)	(10)
Balance as of December 31, 2022	$(608)	$400	$(208)
Current-period change before reclassifications	(819)	—	(819)
Amounts reclassified from accumulated other comprehensive income (loss)	—	18	18
Income tax provision	—	(6)	(6)
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)

NOTE 14: EARNINGS PER SHARE
 The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.
For the year ended December 31, 2023, shares of the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2023.
For the year ended December 31, 2022, shares of the Company's common stock subject to options were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2022.

NOTE 15: SEGMENT INFORMATION
We operate as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. We primarily sell our products through a network marketing distribution channel of approximately 145,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. Our subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. Our subsidiary, NEMO, operates an affiliate business model under the brand name, “Trulu,” in the United States. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
We review and analyze net sales by geographical location and by products and packs on a consolidated basis. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

	2023	2022
Product sales from network marketing	$125.3	$130.2
Pack sales	5.6	6.2
Other	1.1	0.8
Total	132.0	137.2

Region	2023		2022
The Americas	$42.8	32.4%	$41.6	30.3%
Asia/Pacific	79.4	60.2%	83.8	61.1%
EMEA	9.8	7.4%	11.8	8.6%
Total	$132.0	100.0%	$137.2	100.0%

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2023	2022
North America	$3.6	$3.2
Asia/Pacific	0.5	0.6
EMEA	—	—
Total	$4.1	$3.8

    Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2023	2022
North America	$8.3	$7.5
Asia/Pacific	4.6	5.4
EMEA	1.6	1.8
Total	$14.5	$14.7

NOTE 16: SUBSEQUENT EVENTS

Unsecured Promissory Note
On March 11, 2024, the Company’s Board of Directors authorized the Company to enter into unsecured Loan and Promissory Note agreements (“Prom Notes”) with certain related parties, three of which are members of the Company’s Board of Directors, and all of which are current stockholders of the Company, in an aggregate principal amount of approximately $3.6 million. The purpose of the borrowing is to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity.
Pursuant to the terms of the Prom Notes, the financing includes a 30-month unsecured note, and certain other terms customarily included in similar debt financing arrangements. The Company has the right to prepay all or a portion of the Prom Notes at any time without premium or penalty. A third party has been engaged to evaluate and provide a fairness opinion on the transaction and its related terms. The Company intends to complete the financing immediately following the receipt of such fairness opinion.

CEO Severance Agreement
On March 13, 2024, the Company announced the retirement of Alfredo (Al) Bala as the Company’s Chief Executive Officer effective April 1, 2024 and the engagement of Mr. Bala as an advisor to the Company effective April 1, 2024. Per the terms of Mr. Bala’s employment agreement he is entitled to one year severance of $0.4 million.

Exhibit 21

List of Subsidiaries

As of December 31, 2023 the Company has these wholly-owned subsidiaries located throughout the world, as follows:

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
30.Meitai Daily Necessity & Health Products Co., Ltd. Guangzhou Branch
31.Mannatech Netherlands B.V.
32.Mannatech Products Hong Kong Limited
33.New Economy Marketing Opportunities, LLC
34.Mannatech (Thailand) Co.,Ltd.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-72767, 333-77227, 333-94519, 333-47752, 333-113975, 333-153199, 333-182676, 333-197400, 333-220539 and 333-233418) of Mannatech, Incorporated of our report dated March 28, 2024, relating to the consolidated financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K.

/s/ BDO USA, P.C.

Dallas, Texas

March 28, 2024

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

Date: March 28, 2024

/s/ Alfredo Bala
Alfredo Bala
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Landen Fredrick, certify that:

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

Date: March 28, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Operating Officer and Interim Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2023 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alfredo Bala, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2024

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2023 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Operating Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Operating Officer and Interim Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 99.1

MANNATECH, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$987	(26)	—	12	$973
Allowance for obsolete inventories	$447	543	—	(573)	$417
Valuation allowance for deferred tax assets	$7,934	1,838	—	—	$9,772
Included in accrued expenses:
Reserve for sales returns	$55	779	—	(775)	$59
Year Ended December 31, 2023
Deducted from asset accounts:
Allowance for credit losses	$973	519	—	(214)	$1,278
Allowance for obsolete inventories	$417	463	—	(460)	$420
Valuation allowance for deferred tax assets	$9,772	524	—	—	$10,296
Included in accrued expenses:
Reserve for sales returns	$59	753	—	(771)	$41