Form 10-Q
period 2024-03-31
MANNATECH INC
filed 2024-05-14
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
OR
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
Yes  ☐ No ☒

As of April 30, 2024, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,884,814.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
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
•publicity related to our products or network marketing; and
•the political, social and economic climate of the countries in which we operate.

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

Unless stated otherwise, all financial information throughout this report and in the Condensed Consolidated Financial Statements and related Notes include Mannatech, Incorporated and all of its subsidiaries on a consolidated basis and may be referred to herein as “Mannatech,” “the Company,” “its,” “we,” “us,” “our,” or “their.”

Our products are not intended to diagnose, cure, treat, or prevent any disease, and any statements about our products contained in this report have not been evaluated by the Food and Drug Administration, also referred to herein as the “FDA”.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	March 31, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$7,911	$7,731
Restricted cash	938	938
Accounts receivable, net of allowance of $1,200 and $1,278	320	91
Income tax receivable	450	465
Inventories, net	13,679	14,535
Prepaid expenses and other current assets	3,146	1,774
Deferred commissions	1,836	2,130
Total current assets	28,280	27,664
Property and equipment, net	3,769	4,147
Long-term restricted cash	693	718
Other assets	6,711	7,066
Deferred tax assets, net	1,605	1,611
Total assets	$41,058	$41,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of finance leases	$265	$269
Accounts payable	4,882	4,010
Accrued expenses	5,899	6,779
Commissions and incentives payable	8,419	8,175
Taxes payable	1,922	1,521
Current notes payable	525	240
Deferred revenue	4,235	4,786
Total current liabilities	26,147	25,780
Finance leases, excluding current portion	888	956
Other long-term liabilities	3,578	3,986
Total liabilities	30,613	30,722

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,884,814 shares outstanding as of March 31, 2024 and 2,742,857 shares issued and 1,860,154 shares outstanding as of December 31, 2023	—	—
Additional paid-in capital	32,948	33,309
Accumulated deficit	(121)	(1,301)
Accumulated other comprehensive loss	(2,446)	(1,015)
Treasury stock, at average cost, 858,043 shares as of March 31, 2024 and 882,703 shares as of December 31, 2023	(19,936)	(20,509)
Total shareholders’ equity	10,445	10,484
Total liabilities and shareholders’ equity	$41,058	$41,206

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2024	2023
Net sales	$29,393	$34,114
Cost of sales	6,296	7,413
Gross profit	23,097	26,701

Operating expenses:
Commissions and incentives	11,685	13,558
Selling and administrative expenses	10,176	12,043
Depreciation and amortization expense	416	387
Total operating expenses	22,277	25,988

Income from operations	820	713
Interest income, net	18	24
Other income, net	871	333
Income before income taxes	1,709	1,070

Income tax provision	(529)	(466)
Net income	$1,180	$604

Income per common share:
Basic	$0.63	$0.32
Diluted	$0.63	$0.32

Weighted-average common shares outstanding:
Basic	1,884	1,872
Diluted	1,884	1,891

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$1,180	$604
Foreign currency translations	(1,431)	(799)
Comprehensive loss	$(251)	$(195)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	1,858,800	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	—	604	—	—	604
Payment of cash dividends	—	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	—	11	—	—	—	11
Issuance of unrestricted shares	12,808	—	(76)	—	—	299	223
Stock option exercises	2,000	—	(35)	—	—	47	12
Foreign currency translations	—	—	—	—	(799)	—	(799)
Balance at March 31, 2023	1,873,608	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,180	$604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416	387
Non-cash operating lease expense	402	415
Provision for inventory losses	32	73
Provision for (reversal of) allowance for credit losses	(75)	112
Charge related to stock-based compensation	212	234
Deferred income taxes	6	437
Changes in operating assets and liabilities:
Accounts receivable	(154)	(27)
Income tax receivable	15	(26)
Inventories	824	(667)
Prepaid expenses and other current assets	(909)	(504)
Deferred commissions	294	(49)
Other assets	158	123
Accounts payable	872	1,302
Accrued expenses	(1,085)	(701)
Other long-term liabilities	(408)	(451)
Taxes payable	401	(1,301)
Commissions and incentives payable	244	992
Deferred revenue	(551)	398
Net cash provided by operating activities	1,874	1,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(61)	(104)
Net cash used in investing activities	(61)	(104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	11
Payment of cash dividends	—	(375)
Repayment of finance lease obligations and other long-term liabilities	(250)	(194)
Net cash used in financing activities	(250)	(558)
Effect of currency exchange rate changes on cash and cash equivalents	(1,408)	(795)
Net increase (decrease) in cash, cash equivalents, and restricted cash	155	(106)
Cash, cash equivalents, and restricted cash at the beginning of the period	9,387	15,197
Cash, cash equivalents, and restricted cash at the end of the period	$9,542	$15,091

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$73	$1,895
Interest paid on finance leases and other financing arrangements	23	6

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	446	497
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	205	181
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	—	1,181

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company sells its products principally through network marketing distribution channels via its active associates (“independent associate” or “associates” or “distributors”) and its “preferred customers,” Active business building associates and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2023 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2023 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “2023 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2023 Annual Report.

Principles of Consolidation
The condensed consolidated financial statements and footnotes include the accounts of Mannatech and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors. The Company continually evaluates the information used to make these estimates as the business and economic environment changes. Historically, actual results have not varied materially from the Company’s estimates and the Company does not currently anticipate a significant change in its assumptions related to these estimates. However, actual results may differ from these estimates under different assumptions or conditions.
The use of estimates is pervasive throughout the condensed consolidated financial statements, but the accounting policies and estimates considered the most significant are described in this note to the condensed consolidated financial statements, Organization and Summary of Significant Accounting Policies.

Significant Accounting Policies
Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2024

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
Certain prior year amounts have been reclassified on the Condensed Consolidated Statements of Operations to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $7.9 million at March 31, 2024 and $7.7 million at December 31, 2023. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At March 31, 2024 and December 31, 2023, credit card receivables were $1.9 million and $1.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $4.0 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with cash and cash equivalents totaling $3.5 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively. In addition, for the three months ended March 31, 2024 and 2023, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At March 31, 2024 and December 31, 2023, our total restricted cash was $1.6 million and $1.7 million, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7,911	$7,731	$13,682	$13,777
Current restricted cash	938	938	944	944
Long-term restricted cash	693	718	465	476
Cash, cash equivalents, and restricted cash	$9,542	$9,387	$15,091	$15,197

Accounts Receivable
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2024 and December 31, 2023, receivables consisted primarily of amounts due from preferred customers and associates.
The Company's accounts receivable balances, net, are presented below (in thousands):

	March 31, 2024	December 31, 2023	December 31, 2022
Accounts receivable	$320	$91	$218
In accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2024 and March 31, 2023, the Company held an allowance for credit losses of $1.2 million and $1.1 million, respectively.

	March 31, 2024	March 31, 2023
Allowance for credit losses at beginning of period	$1,278	$973
Provision in current period	(75)	(17)
Accounts charged off against the allowance	(3)	153
Allowance for credit losses at end of period	$1,200	$1,109

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets
Other Assets consisted of the following (in thousands): See Note 8, Leases, for more information on these assets.

	March 31, 2024	December 31, 2023
Right of use Assets- Operating leases	$3,104	$3,315
Deposit with Mutual Aid Cooperative & Consumer (Korea)	2,121	2,204
Deposits for building leases	1,249	1,310
Manapol Trademark	237	237
	$6,711	$7,066

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,772	$1,707
Accrued inventory purchases	112	861
Accrued royalties	39	38
Accrued sales and other taxes	181	201
Other accrued operating expenses	361	506
Customer deposits and sales returns	573	515
Accrued travel expenses related to corporate events	123	131
Accrued shipping and handling costs	312	291
Accrued rent expense	3	3
Accrued legal and accounting fees	735	865
Right of use Liabilities-Operating leases	1,688	1,661
	$5,899	$6,779
Notes Payable
Notes payable were $0.5 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, as a result of funding from a capital financing agreement related to our computer hardware and software and other financing arrangements. Payments are made monthly according to the terms of the agreements which have a weighted average effective interest rate of 10.5% and are collateralized by computer hardware and software. At each of March 31, 2024 and December 31, 2023, there was no long-term portion of the liability.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands). See Note 8, Leases, for more information. See Note 9, Employee Benefit Plans, of the Company’s 2023 Annual Report for more information.

	March 31, 2024	December 31, 2023
Right of use liabilities- Operating leases	$2,242	$2,582
Accrued lease restoration costs	351	369
Government required severance	793	822
Defined benefit plan obligation	192	213
	$3,578	$3,986

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when delivered to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held. At March 31, 2024 and December 31, 2023, remaining performance obligations related to shipments were $1.1 million and $1.4 million, respectively. The Company's remaining performance obligations related to associate fees were $0.1 million at both March 31, 2024 and December 31, 2023. These amounts are included in Deferred Revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.
Orders placed by associates or preferred customers constitute our contracts with customers. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. The Company's customer loyalty program conveys a material right to the customer to redeem loyalty points for the purchase of products. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above — the delivery of the product. Payments are made immediately through credit card upon purchase of the products.
The Company provides associates with access to a complimentary three-month package for the Success Tracker™ and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis and revenue is recognized over the period that access to the tools is active. Associates do not have complimentary access to online business tools after the first contractual period.
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
As of each of the periods shown below, our deferred commissions consisted of the following (in thousands).

	March 31, 2024	March 31, 2023
Total deferred commissions at beginning of the year	$2,130	$2,476
Amount recognized as commissions expense	(1,411)	(1,779)
New commission deferrals at the end of the quarter	1,117	1,828
Total deferred commissions at end of the quarter	$1,836	$2,525

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of each of the periods shown below, our deferred revenue consisted of the following (in thousands).

	March 31, 2024	March 31, 2023
Total deferred revenue at beginning of the year	$4,786	$5,106
Amount recognized as revenue during the quarter	(3,733)	(3,566)
New deferrals at the end of the quarter	3,182	3,964
Total deferred revenue at end of the quarter	$4,235	$5,504
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
The deferred revenue associated with the loyalty program at each of March 31, 2024 and March 31, 2023 was $3.1 million and $3.7 million, respectively.

Loyalty program (in thousands)	March 31, 2024	March 31, 2023
Loyalty deferred revenue at beginning of the period	$3,242	$4,167
Loyalty points forfeited or expired	(718)	(770)
Loyalty points used	(2,381)	(2,483)
Loyalty points vested	2,152	1,938
Loyalty points unvested	761	896
Loyalty deferred revenue at end of period	$3,056	$3,748

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 0.5% or less of our gross sales.
As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	March 31, 2024	March 31, 2023
Sales reserve at beginning of period	$41	$59
Provision in current period	178	266
Returns charged off against the reserve	(166)	(244)
Sales reserve at end of period	$53	$81

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income and Accumulated Other Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Mexico and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Accounting Pronouncements Issued but Not Yet Effective
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance, but does not expect adoption to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance on its consolidated financial statements.
Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.4 million at each of March 31, 2024 and December 31, 2023.

Inventories as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,068	$5,104
Finished goods	8,611	9,431
Total	$13,679	$14,535

NOTE 3: INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 36.0% and 43.6%, respectively. For the three months ended March 31, 2024 and 2023, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: EARNINGS PER SHARE
    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described below).
    In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2024, the Company used the quarterly average common stock close price of $8.84.
For the three months ended March 31, 2024, there were 1.88 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2024, 8,187 shares granted (see Note 5 — Stock Based Compensation, for more information.) were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 199,824 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.
In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2023, the Company used the quarterly average common stock close price of $17.02 per share.
For the three months ended March 31, 2023, there were 1.87 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2023, 18,221 shares subject to options were included in the calculation resulting in 1.89 million dilutive shares used to calculate diluted EPS. For the three months ended March 31, 2023, 86,276 shares were excluded from the diluted EPS calculation, as the effect would have been antidilutive.
Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended March 31,
	2024	2023
Net earnings attributable to common stockholders	$1,180	$604
Weighted average common shares outstanding (for basic calculation)	1,884	1,872
Dilutive effect of outstanding common stock options and RSU’s	—	18
Weighted average common and common equivalent shares outstanding	1,884	1.891
EPS - Basic	$0.63	$0.32
EPS - Diluted	$0.63	$0.32

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION
Stock Option Plan
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2024, the Company had a total of 75,621 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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
The Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options in its consolidated financial statements using a fair-value based option-pricing model. The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. During the three months ended March 31, 2024 and 2023, the Company granted no stock options.

Stock Grants
During the three months ended March 31, 2024, the Company issued a grant of 8,187 shares of our common stock to our Chief Executive Officer. Under the terms of the stock grant, the grant is available for 18 months and will not vest until Mannatech's stock price averages $15.00 per share (i.e., the volume weighted price) for 60 consecutive days. If the contingency is not met within the 18-month period, the grant will lapse and will not be awarded.
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the company has recognized compensation expense related to the grant of $3,232 for the three months ended March 31, 2024.
The Company recognized compensation expense as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2024	2023
Total gross compensation expense	$12	$11
Total tax benefit associated with compensation expense	2	3
Total net compensation expense	$10	$8

As of March 31, 2024, the Company expects to record compensation expense in the future as follows (in thousands):

	Nine months ending December 31, 2024	Years ending December 31,
		2025	2026
Total gross unrecognized compensation expense	$41	$29	$—

Equity-Based Compensation to Directors
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. At March 31, 2024 and 2023, the Company issued a total of 24,660 and 12,808 treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense at each of March 31, 2024 and 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY
Treasury Stock
There were no shares repurchased during the three months ended March 31, 2024 and 2023.
As of March 31, 2024 and December 31, 2023, the Company had 858,043 and 882,703 treasury shares, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.
The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)
Current-period change (1)	(1,431)	—	(1,431)
Balance as of March 31, 2024	$(2,858)	$412	$(2,446)
(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the three months ended March 31, 2024, the Company did not pay any dividends. For the three months ended March 31, 2023, the Company paid dividends of $0.20 per share to holders of our Common Stock in the amount of $0.4 million.

NOTE 7: LITIGATION

Litigation in General
As of March 31, 2024, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES
The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors and accounts for leases in accordance with ASC Topic 842. See Note 5 to the consolidated financial statements in our 2023 Annual Report. Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of March 31, 2024 and December 31, 2023, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three months ended March 31, 2024, the Company had earned less than $0.1 million income from the sublease. For the year ended December 31, 2023, the Company earned $0.1 million income from the sublease.
As of March 31, 2024, the Company had net operating lease right-of-use assets of $3.1 million and net finance lease right-of-use assets of $1.2 million. At March 31, 2024, our operating lease liabilities were $3.9 million and our finance lease liabilities were $1.2 million.
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2024 were 3.16 years and 4.5%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2024 were 3.95 years and 6.4%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.
    As of March 31, 2024 and December 31, 2023 our right-of-use assets and lease liabilities consisted of the following (in thousands):

Leases	Classification	March 31, 2024	December 31, 2023
Right-of-use assets
Operating leases	Other assets	$3,104	$3,315
Finance leases	Property and equipment, net	1,151	1,236
Total right-of-use assets		$4,255	$4,551

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,688	$1,661
Finance leases	Current portion of finance leases	265	269
Long-term portion of lease liabilities
Operating leases	Other long-term liabilities	2,242	2,582
Finance leases	Finance leases, excluding current portion	888	956
Total lease liabilities		$5,083	$5,468

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024, the Company's future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

	March 31, 2024
Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2024	$1,367	$248	$(99)
2025	1,245	327	(132)
2026	726	327	(132)
2027	649	315	(132)
2028	268	90	(55)
Total minimum lease payments	4,255	1,307	(550)
Imputed interest	(326)	(154)	—
Present value of minimum lease payments	$3,929	$1,153	$(550)

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

`NOTE 9: FAIR VALUE
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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2024.
The tables below present the recorded amount of financial assets measured at fair value (money market fund) (in thousands) on a recurring basis as of March 31, 2024 and December 31, 2023. The Company's interest-bearing deposits are measured at amortized cost, which approximates fair value to the carrying value due to the relatively short maturity of the asset, (in thousands). The Company did not have any financial assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$1,609	$—	$—	$1,609
Interest bearing deposits – various banks	1,070	—	—	1,070
Total assets	$2,679	$—	$—	$2,679
Amounts included in Assets:
Cash and cash equivalents	$1,609	$—	$—	$1,609
Restricted cash	674	—	—	674
Long-term restricted cash	396	—	—	396
Total	$2,679	$—	$—	$2,679

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$2,310	$—	$—	$2,310
Interest bearing deposits – various banks	1,084	—	—	1,084
Total assets	$3,394	$—	$—	$3,394
Amounts included in Assets:
Cash and cash equivalents	$2,310	$—	$—	$2,310
Restricted cash	674	—	—	674
Long-term restricted cash	410	—	—	410
Total	$3,394	$—	$—	$3,394

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION
The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 143,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. The Company's subsidiary, NEMO, operates an affiliate business model under the brand name, “Trulu,” in the United States. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
Management reviews and analyzes net sales by geographical location and by products and packs on a consolidated basis. The Company currently sells its products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). It also ships products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2024		2023
Americas	$10.2	34.7%	$10.5	30.8%
Asia/Pacific	17.1	58.2%	21.1	61.9%
EMEA	2.1	7.1%	2.5	7.3%
Total sales	$29.4	100.0%	$34.1	100.0%

	Three Months Ended March 31,
	2024	2023
Product sales	$27.9	$31.9
Pack sales	1.1	2.1
Other	0.4	0.1
Total sales	$29.4	$34.1
        Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2024 and December 31, 2023, reside in the following regions, as follows (in millions):

Region	March 31, 2024	December 31, 2023
Americas	$3.3	$3.6
Asia/Pacific	0.5	0.5
EMEA	—	—
Total long-lived assets	$3.8	$4.1
Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2024	December 31, 2023
Americas	$8.3	$8.3
Asia/Pacific	3.9	4.6
EMEA	1.5	1.6
Total inventory	$13.7	$14.5

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SUBSEQUENT EVENTS
Unsecured Promissory Note
On April 23, 2024 Mannatech Incorporated (the “Company”) entered into three separate unsecured Loan Agreement and Promissory Notes (“Promissory Notes”) with three related parties, who are all current members of the Company’s Board of Directors and stockholders of the Company, in an aggregate principal amount of $3.6 million. The lenders are J. Stanley Fredrick, Chairman of the Board and our largest shareholder, Tyler Rameson, our second largest shareholder, and Kevin Robbins. Tyler Rameson is lending money through his firm, Jade Capital, LLC, where he is the managing member. The purpose of the borrowing is to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity.
Pursuant to the terms of the Promissory Notes, each note is due in full on September 30, 2026, requires quarterly interest payments beginning June 30, 2024, has an annual interest rate of 16%, and certain other terms customarily included in similar debt financing arrangements. The Company has the right to prepay all or a portion of the Promissory Notes at any time without premium or penalty. The Company signed the three Promissory Notes on April 23, 2024, in the respective amounts of $1,000,000; $2,500,000; and $100,000.

CEO Severance Agreement
On March 13, 2024, the Company announced the retirement of Alfredo (Al) Bala as the Company’s Chief Executive Officer effective April 1, 2024 and the engagement of Mr. Bala as an advisor to the Company effective April 1, 2024. Per the terms of Mr. Bala's agreement he is entitled to severance of $0.5 million, payable over two years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2024 as compared to the same period in 2023, and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2023 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW
The Company is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in twenty-five countries which we group into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
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

Overview of Operating Results
Consolidated net sales for the three months ended March 31, 2024 was $29.4 million, as compared to $34.1 million for the three months ended March 31, 2023, a decrease of $4.7 million, or 13.8%. For the three months ended March 31, 2024, our net sales decreased $3.9 million, or 11.4% on a Constant dollar basis (see Non-GAAP Financial Measures, below); and unfavorable foreign exchange caused a $0.8 million decreased in GAAP net sales as compared to the same period in 2023. The decline in revenues was principally in our Asia/Pacific region reflecting reduced associate recruiting and continued weak economic conditions.
Income from operations was $0.8 million for the three months ended March 31, 2024 as compared to $0.7 million in the same period last year. On a Constant dollar basis (see Non-GAAP Measures, below), income from operations was unfavorably affected by $0.3 million due to foreign exchange. Higher gross profit margins reflecting continued improvement in supply chain and product costs, coupled with lower selling and administrative expenses resulting from cost reductions, more than offset the profitability impact from the decline in revenues.
Net income was $1.2 million for the three months ended March 31, 2024, or $0.63 per diluted share, as compared to $0.6 million, or $0.32 per diluted share for the three months ended March 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	2024		2023		Change from 2023 to 2024
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$29,393	100.0%	$34,114	100.0%	$(4,721)	(13.8)%
Cost of sales	6,296	21.4%	7,413	21.7%	(1,117)	(15.1)%
Gross profit	23,097	78.6%	26,701	78.3%	(3,604)	(13.5)%

Operating expenses:
Commissions and incentives	11,685	39.8%	13,558	39.7%	(1,873)	(13.8)%
Selling and administrative expenses	10,176	34.6%	12,043	35.3%	(1,867)	(15.5)%
Depreciation and amortization expense	416	1.4%	387	1.1%	29	7.5%
Total operating expenses	22,277	75.8%	25,988	76.2%	(3,711)	(14.3)%
Income from operations	820	2.8%	713	2.1%	107	15.0%
Interest income, net	18	0.1%	24	0.1%	(6)	(25.0)%
Other income, net	871	3.0%	333	1.0%	538	161.6%
Income before income taxes	1,709	5.8%	1,070	3.1%	639	59.7%
Income tax provision	(529)	(1.8)%	(466)	(1.4)%	(63)	13.5%
Net income	$1,180	4.0%	$604	1.8%	$576	95.4%

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP, we disclose operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Income from Operations. We refer to these adjusted financial measures as Constant dollar items, which are non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and our operating results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, in the current year, we calculate current year results at a constant exchange rate utilizing the prior year’s rate. Currency impact is determined as the difference between the actual GAAP results and the recalculated results for the current year at the Constant dollar rates.
A reconciliation non-GAAP financial measures to GAAP results for the three months ended March 31, 2024 and 2023 is presented as follows (in millions, except percentages):

Three-month period ended	March 31, 2024			March 31, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$29.4	$0.8	$30.2	$34.1	$(3.9)	(11.4)%
Gross profit	23.1	0.7	23.8	26.7	(2.9)	(10.9)%
Income from operations	0.8	0.3	1.1	0.7	0.4	57.1%

Net Sales
Consolidated net sales for the three months ended March 31, 2024 decreased by $4.7 million, or 13.8%, to $29.4 million, as compared to $34.1 million for the same period in 2023. Our operations outside of the Americas accounted for approximately 65.3% of our consolidated net sales in the three months ended March 31, 2024, as compared to 69.2% in the same period last year.
Consolidated net sales by region for the three months ended March 31, 2024 and 2023 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Americas	$10.2	34.7%	$10.5	30.8%
Asia/Pacific	17.1	58.2%	21.1	61.9%
EMEA	2.1	7.1%	2.5	7.3%
Total	$29.4	100.0%	$34.1	100.0%

For the three months ended March 31, 2024, net sales in the Americas decreased by $0.3 million, or 2.9%, to $10.2 million, as compared to $10.5 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased by 4.4%, which was partially offset by a 1.6% increase in number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.2 million for the three months ended March 31, 2024, as compared to the same period in 2023. The currency impact is due to the strengthening of the Mexican Peso.
For the three months ended March 31, 2024, Asia/Pacific net sales decreased by $4.0 million, or 19.0%, to $17.1 million, as compared to $21.1 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased 21.9%, which was partially offset by a 3.8% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.9 million for the three months ended March 31, 2024, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen.
For the three months ended March 31, 2024, EMEA net sales decreased by $0.4 million, or 16%, to $2.1 million, as compared to $2.5 million for the same period in 2023. The decrease was primarily due to a 12.0% decrease in the number of active independent associates and preferred customers and an 4.5% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the three months ended March 31, 2024 as compared to the same period in 2023. The currency impact is primarily due to the weakening of the South African Rand.
Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

Three-month period ended	March 31, 2024			March 31, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$27.9	$0.7	$28.6	$31.9	$(3.3)	(10.3)%
Pack sales and associate fees	1.1	0.1	1.2	2.1	(0.9)	(42.9)%
Other	0.4	—	0.4	0.1	0.3	300.0%
Total	$29.4	$0.8	$30.2	$34.1	$(3.9)	(11.4)%

Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended March 31, 2024 decreased by $4.0 million, or 12.5%, as compared to the same period in 2023. On a Constant dollar basis, product sales for the three months ended March 31, 2024 decreased $3.3 million, or 10.3%, as compared to the same period in 2023. The decrease in product sales for the three months ended March 31, 2024 reflects a 7.1% decrease in the number of orders processed and a decrease in the average order value to $168, as compared to $185 for the same period in 2023.

Recruitment of new independent associates and preferred customers decreased by 13.6% to 16,027 in the first quarter of 2024 from 18,547 in the first quarter of 2023.We attribute the lower number of orders processed in the three months ended March 31, 2024 to a combination of the lower number of new independent associates and preferred customers recruited during the period and the loss of continuing independent associates and preferred customers. As a group, continuing independent associates and preferred customers place more orders than new recruits. Therefore, the decline in continuing independent associates and preferred customers had a larger impact on the number of orders we received in 2024.
The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2024 and 2023 were as follows:

	2024		2023
New	77,000	53.8%	75,000	52.4%
Continuing	66,000	46.2%	68,000	47.6%
Total	143,000	100.0%	143,000	100.0%

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
In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials. We also do not collect associate fees or sell packs in our non-direct selling business in mainland China. The decline in pack sales occurred principally in Korea.

Other Sales
Other sales consisted of: (i) sales of promotional materials; (ii) monthly fees collected for the Success Tracker™ and Mannatech+ customized electronic business-building and educational materials, databases and applications; (iii) training and event registration fees; and (iv) a reserve for estimated sales refunds and returns. Promotional materials, training, database applications and business management tools support our independent associates, which in turn helps stimulate product sales. For the three months ended March 31, 2024 and 2023, other sales were $0.4 million and $0.1 million, respectively.

Gross Profit
For the three months ended March 31, 2024, gross profit decreased by $3.6 million, or 13.5%, to $23.1 million, as compared to $26.7 million for the same period in 2023. The decrease in gross profit in dollar terms is principally due to the decline in sales. For the three months ended March 31, 2024, gross profit as a percentage of net sales increased to 78.6%, as compared to 78.3% for the same period in 2023 largely due to reduced costs of freight and shipping and other supply chain initiatives.

Commissions and Incentives
Commission expense for the three months ended March 31, 2024 decreased by 13.4%, or $1.7 million, to $11.2 million, as compared to $12.9 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended March 31, 2024 primarily due to a decline in our sales. For the three months ended March 31, 2024, commissions as a percentage of net sales increased to 38.1% from 37.9% for the same period in 2023.
Incentive costs for the three months ended March 31, 2024 decreased to $0.5 million, as compared to $0.6 million for the same period in 2023 . For the three months ended March 31, 2024, incentives as a percentage of net sales decreased to 1.7% from 1.9% for the same period in 2023. The decrease was related to travel incentives in the Americas and Asia/Pacific.

Selling and Administrative Expenses
Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees, temporary and contract labor and marketing-related expenses, accounting, legal and consulting fees, travel and entertainment expense, credit card processing fees, off-site storage fees, utilities, bad debt and other miscellaneous operating expenses.
For the three months ended March 31, 2024, selling and administrative expenses decreased by $1.9 million, or 15.5%, to $10.1 million, as compared to $12.0 million for the same period in 2023. The decrease in selling and administrative expenses was the result of cost reductions implemented in the current period combined with other management initiated cost controls including a $0.7 million decrease in legal and consulting fees and a $0.5 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2024 decreased to 34.6% from 35.3% for the same period in 2023.
Depreciation and Amortization Expense
Depreciation and amortization expense was $0.4 million for each of the three months ended March 31, 2024 and 2023.

Other Income (Expense), Net
Due principally to foreign exchange gains and losses, other income was $0.9 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Income Tax (Provision) Benefit
    (Provision) benefit for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three months ended March 31:

Country	2024	2023
China(1)	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(2)	22.2%	22.2%
(1)For 2024, the Company qualified for a reduced tax rate of 5% in China as a Small Low Profit Enterprise.
(2) Includes blended state effective rate of 1.2% for 2024 and 2023 in addition to U.S. federal statutory rate of 21%.

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
The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 36.0% and 43.6%, respectively.
The effective tax rates for the three months ended March 31, 2024 and 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
As of March 31, 2024, our cash and cash equivalents increased by 2.3%, or $0.2 million, to $7.9 million from $7.7 million as of December 31, 2023. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances was $0.9 million at each of March 31, 2024 and December 31, 2023. The long-term portion of restricted cash balances was $0.7 million at each of March 31, 2024 and December 31, 2023.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At March 31, 2024 and December 31, 2023, our working capital was $2.1 million and $1.9 million, respectively.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by (Used in):	2024	2023
Operating activities	$1.9	$1.4
Investing activities	$(0.1)	$(0.1)
Financing activities	$(0.3)	$(0.6)

Operating Activities
Operating activities provided $1.9 million cash for the three months ended March 31, 2024 as compared to $1.4 million for the same period in 2023.
Investing Activities
At each of the three months ended March 31, 2024 and 2023, we invested cash of $0.1 million principally for back-office software projects and equipment, reported as property and equipment.

Financing Activities
For the three months ended March 31, 2024 and 2023, our financing activities used cash of $0.3 million and $0.6 million, respectively. For the three months ended March 31, 2024, we used $0.3 million in the repayment of finance lease obligations. For the three months ended March 31, 2023, we used $0.4 million in payments of dividends to shareholders and $0.2 million in the repayment of finance lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity
As of March 31, 2024, our cash and cash equivalents was $7.9 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.
We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities. At March 31, 2024, we have one supply agreement which was amended on April 18, 2024, that requires the Company to purchase an aggregate of $3.4 million through 2025, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At March 31, 2024, our operating lease liabilities were $3.9 million, of which $1.7 million was recorded in Accrued expenses and $2.2 million was recorded in Other long-term liabilities. We also have finance lease liabilities of $1.2 million and lease restoration liabilities of $0.4 million.
As our primary source of liquidity has historically been our cash flows from operations, our liquidity is dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. In this regard, our management has established a 2024 business reorganization plan focusing on revenue growth, margin improvement and cost control and reduction, including a plan to improve margin through a price increase, continued focus on supply chain costs, and certain compensation plan adjustments, as well as to reorganize certain functional operations and reduce our fixed selling and administrative overhead.
However, if our reorganization plans are not successful, or if we experience disruption in our supply chain, and/or potential decreases in consumer demands, our sales and our overall liquidity in the next twelve months could be negatively impacted. If our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.
On March 11, 2024, the Company’s Board of Directors authorized the Company to enter into unsecured Loan and Promissory Note agreements (“Promissory Notes”) with three related parties, who are members of the Company’s Board of Directors, and who are current stockholders of the Company, in an aggregate principal amount of $3.6 million. The purpose of the borrowing is to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity. The Company received a fairness opinion on the terms of the Promissory Notes on April 15, 2024, finding that the terms of the Promissory Notes are fair from a financial point of view. We completed the financing on April 23, 2024.

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

CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of March 31, 2024.

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

Tax Valuation Allowances
    As of March 31, 2024, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

Revenue Recognition and Deferred Commissions
Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. We estimate order delivery dates using weighted averages of historical delivery data periodically provided by our freight carriers. We record the value of orders shipped but not yet delivered to customers as Deferred Revenue on our Consolidated Balance Sheet. If our assumptions and estimate of the delivery time from shipment to receipt by the customer changes, the new estimate could have a material impact on our revenues and financial results of operations. Corporate-sponsored event revenue is recognized when the event is held
Orders placed by associates or preferred customers constitute our contracts. Product sales placed in the form of an automatic order contain two performance obligations: (1) the sales of the product and (2) the loyalty program. For these contracts, we account for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above – the sale of the product.
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
Historically, sales returns estimates have not materially deviated from actual sales returns, as the majority of our customers who return merchandise do so within the first 90 days after the original sale. Based upon our return policies and historical experience, we estimate a sales return reserve for expected sales refunds over a rolling six-month period. If actual results differ from our estimated sales returns reserves due to various factors, the amount of revenue recorded each period could be materially affected. Historically, our sales returns have not materially changed through the years and have averaged 0.5% or less of our gross sales.

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
We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) the Americas (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the three months ended March 31, 2024 were as follows:

	Three months ended March 31, 2024			March 31, 2024
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.64770	0.68183	0.65824	0.65226
Canada (Canadian Dollar)	0.73499	0.75493	0.74205	0.73850
China (Renminbi)	0.13839	0.14147	0.13979	0.13852
Colombia (Peso)	0.00025	0.00026	0.00026	0.00026
Czech Republic (Koruna)	0.04222	0.04470	0.04334	0.04279
Denmark (Kroner)	0.14376	0.14809	0.14568	0.14472
Hong Kong (Hong Kong Dollar)	0.12774	0.12808	0.12788	0.12781
Japan (Yen)	0.00660	0.00709	0.00674	0.00661
Mexico (Peso)	0.05790	0.06041	0.05892	0.06041
New Zealand (New Zealand Dollar)	0.59781	0.63232	0.61320	0.59824
Norway (Krone)	0.09221	0.09832	0.09519	0.09235
Republic of Korea (Won)	0.00074	0.00077	0.00075	0.00074
Singapore (Singapore Dollar)	0.74114	0.75805	0.74642	0.74178
South Africa (Rand)	0.05179	0.05470	0.05301	0.05307
Sweden (Krona)	0.09357	0.09924	0.09631	0.09392
Switzerland (Franc)	1.10511	1.18875	1.14509	1.11005
Taiwan (New Taiwan Dollar)	0.03126	0.03278	0.03184	0.03131
Thailand	0.02744	0.02921	0.02808	0.02753
United Kingdom (British Pound)	1.25680	1.28597	1.26847	1.26290
Various countries (1) (Euro)	1.07165	1.10385	1.08612	1.07947
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

Changes in Internal Control over Financial Reporting
    During the quarter ended March 31, 2024, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 7, Litigation, of our Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2023 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6    Exhibits

See Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, Incorporated, dated May 19, 1998.	S-1	333-63133	3.1	September 10, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, dated August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.17	Loan Agreement and Promissory Note with Jade Capital, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
10.18	Loan Agreement and Promissory Note with J. Stanley Fredrick, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
10.19	Loan Agreement and Promissory Note with Kevin Robbins, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	**	**	**	**
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	**	**	**	**
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: May 14, 2024	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer)

Dated: May 14, 2024	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
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

Date: May 14, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
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

Date: May 14, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
(principal executive officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer and Interim Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer and Interim Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.