Form 10-Q
period 2024-06-30
MANNATECH INC
filed 2024-08-13
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
OR
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
Yes  ☐ No ☒

As of July 31, 2024, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,884,814.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	June 30, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$9,196	$7,731
Restricted cash	938	938
Accounts receivable, net of allowance of $1,364 and $1,278	99	91
Income tax receivable	416	465
Inventories, net	13,155	14,535
Prepaid expenses and other current assets	2,214	1,774
Deferred commissions	1,910	2,130
Total current assets	27,928	27,664
Property and equipment, net	3,303	4,147
Operating lease right-of-use assets	2,807	3,315
Other assets	3,511	3,751
Deferred tax assets, net	1,690	1,611
Long-term restricted cash	676	718
Total assets	$39,915	$41,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$8,011	$8,175
Accrued expenses	5,965	6,779
Deferred revenue	4,152	4,786
Accounts payable	3,454	4,010
Taxes payable	1,743	1,521
Current notes payable	369	240
Current portion of finance lease liabilities	267	269
Total current liabilities	23,961	25,780
Long-term notes payable	3,600	—
Operating lease liabilities, excluding current portion	1,975	2,582
Other long-term liabilities	1,360	1,404
Finance lease liabilities, excluding current portion	820	956
Total liabilities	31,716	30,722

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,884,814 shares outstanding as of June 30, 2024 and 2,742,857 shares issued and 1,860,154 shares outstanding as of December 31, 2023	—	—
Additional paid-in capital	32,982	33,309
Accumulated deficit	(745)	(1,301)
Accumulated other comprehensive loss	(4,102)	(1,015)
Treasury stock, at average cost, 858,043 shares as of June 30, 2024 and 882,703 shares as of December 31, 2023	(19,936)	(20,509)
Total shareholders’ equity	8,199	10,484
Total liabilities and shareholders’ equity	$39,915	$41,206
See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$27,740	$32,594	$57,133	$66,708
Cost of sales	6,363	7,004	12,658	14,417
Gross profit	21,377	25,590	44,475	52,291

Operating expenses:
Commissions and incentives	11,660	13,465	23,345	27,022
Selling and administrative expenses	10,860	13,079	21,452	25,510
Total operating expenses	22,520	26,544	44,797	52,532

Loss from operations	(1,143)	(954)	(322)	(241)
Interest (expense) income, net	(105)	(10)	(87)	14
Other income, net	1,120	150	1,990	483
(Loss) income before income taxes	(128)	(814)	1,581	256

Income tax expense	(496)	(291)	(1,025)	(757)
Net (loss) income	$(624)	$(1,105)	$556	$(501)

(Loss) income per common share:
Basic	$(0.33)	$(0.59)	$0.30	$(0.27)
Diluted	$(0.33)	$(0.59)	$0.30	$(0.27)

Weighted-average common shares outstanding:
Basic	1,885	1,870	1,885	1,871
Diluted	1,885	1,870	1,885	1,871

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(624)	$(1,105)	$556	$(501)
Foreign currency translations	(1,656)	(651)	(3,087)	(1,450)
Comprehensive loss	$(2,280)	$(1,756)	$(2,531)	$(1,951)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

Net loss	—	—	—	(624)	—	—	(624)
Charge related to stock-based compensation	—	—	34	—	—	—	34
Foreign currency translations	—	—	—	—	(1,656)	—	(1,656)
Balance at June 30, 2024	1,884,814	$—	$32,982	$(745)	$(4,102)	$(19,936)	$8,199

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	1,858,800	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	—	604	—	—	604
Payment of cash dividends	—	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	—	11	—	—	—	11
Issuance of unrestricted shares	12,808	—	(76)	—	—	299	223
Stock option exercises	2,000	—	(35)	—	—	47	12
Foreign currency translations	—	—	—	—	(799)	—	(799)
Balance at March 31, 2023	1,873,608	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

Net loss	—	—	—	(1,105)	—	—	(1,105)
Payment of cash dividends	—	—	—	(373)	—	—	(373)
Charge related to stock-based compensation	—	—	17	—	—	—	17
Repurchase of common stock	(7,396)	—	—	—	—	(98)	(98)
Foreign currency translations	—	—	—	—	(651)	—	(651)
Balance at June 30, 2023	1,866,212	$—	$33,294	$437	$(1,658)	$(20,431)	$11,642

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$556	$(501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	803	774
Non-cash operating lease expense	789	823
Provision for inventory losses	370	275
Provision for allowance for credit losses	106	130
Loss on retirement of fixed assets	126	—
(Gain) on disposal of subsidiary entity	(226)	—
Unrealized loss (gain) from foreign exchange	(1,895)	—
Charge related to stock-based compensation	246	251
Deferred income taxes	(79)	337
Changes in operating assets and liabilities:
Accounts receivable	(133)	(557)
Income tax receivable	45	1
Inventories	520	(1,387)
Prepaid expenses and other current assets	26	695
Deferred commissions	206	624
Other assets	(43)	122
Accounts payable	(506)	1,464
Accrued expenses	(850)	(920)
Other long-term liabilities	(651)	(626)
Taxes payable	326	(1,543)
Commissions and incentives payable	64	(522)
Deferred revenue	(592)	(776)
Net cash provided by (used in) operating activities	(792)	(1,336)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(143)	(354)
Net cash used in investing activities	(143)	(354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	12
Repurchase of common stock	—	(98)
Payment of cash dividends	—	(748)
Proceeds from notes payable	3,600	—
Repayment of finance lease obligations and other long-term liabilities	(491)	(446)
Net cash provided by (used in) financing activities	3,109	(1,280)
Effect of currency exchange rate changes on cash and cash equivalents	(751)	(1,455)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,423	(4,425)
Cash, cash equivalents, and restricted cash at the beginning of the period	9,387	15,197
Cash, cash equivalents, and restricted cash at the end of the period	$10,810	$10,772

See accompanying notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$586	$2,390
Interest paid on finance leases and other financing arrangements	$160	$27

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$446	$497
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$304	$340
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	$—	$1,345

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Global Select Market under the symbol “MTEX.” The Company develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Thailand, Hong Kong, and China). During the quarter ended June 30, 2024 the Company liquidated its entity in Sweden, Mannatech Sverige AB.
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

Significant Accounting Policies
Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first or second quarter of 2024.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
Certain prior year amounts have been reclassified on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $9.2 million at June 30, 2024 and $7.7 million at December 31, 2023. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At June 30, 2024 and December 31, 2023, credit card receivables were $2.2 million and $1.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $3.9 million and $3.5 million at June 30, 2024 and December 31, 2023, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with cash and cash equivalents totaling $3.2 million and $2.3 million at June 30, 2024 and December 31, 2023, respectively. In addition, for the three and six months ended June 30, 2024 and 2023, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At June 30, 2024 and December 31, 2023, our total restricted cash was $1.6 million and $1.7 million, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$9,196	$7,731	$9,374	$13,777
Current restricted cash	938	938	938	944
Long-term restricted cash	676	718	460	476
Cash, cash equivalents, and restricted cash	$10,810	$9,387	$10,772	$15,197

Accounts Receivable, net
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2024 and December 31, 2023, receivables consisted primarily of amounts due from preferred customers and associates.
The Company's accounts receivable balances, net, are presented below (in thousands):

	June 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net	$99	$91	$218
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2024 and June 30, 2023, the Company held an allowance for credit losses of $1.4 million and $1.1 million, respectively.

	June 30, 2024	June 30, 2023
Allowance for credit losses at beginning of period	$1,278	$973
Provision in current period	106	(9)
Accounts charged off against the allowance	(20)	145
Allowance for credit losses at end of period	$1,364	$1,109

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets
Other Assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Investment in Korea Mutual Aid Cooperative & Consumer	2,064	2,204
Deposits for building leases	1,210	1,310
Manapol Trademark	237	237
	$3,511	$3,751

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$1,756	$1,707
Operating Lease Liabilities - Current Portion	1,679	1,661
Accrued legal and accounting fees	837	865
Customer deposits and sales returns	474	515
Other accrued operating expenses	442	506
Accrued shipping and handling costs	281	291
Accrued sales and other taxes	191	201
Accrued travel expenses related to corporate events	178	131
Accrued inventory purchases	90	861
Accrued royalties	34	38
Accrued rent expense	3	3
	$5,965	$6,779

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands). See Note 9, Employee Benefit Plans, of the Company’s 2023 Annual Report for more information.

	June 30, 2024	December 31, 2023
Government required severance	846	822
Accrued lease restoration costs	339	369
Defined benefit plan obligation	175	213
	$1,360	$1,404

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company recognizes revenue from shipped products when delivered to the customer, thus the performance obligation is satisfied. Corporate-sponsored event revenue is recognized when the event is held. At June 30, 2024 and December 31, 2023, remaining performance obligations related to shipments were $1.2 million and $1.4 million, respectively. The Company's remaining performance obligations related to associate fees were $0.1 million at both June 30, 2024 and December 31, 2023. These amounts are included in Deferred Revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.
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
The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total deferred revenue at beginning of the period	$4,235	$5,504	$4,786	$5,106
Amount recognized as revenue during the period	$(2,090)	(3,453)	(5,823)	(7,019)
New deferrals at the end of the period	$2,007	2,279	5,189	6,243
Total deferred revenue at end of the period	$4,152	$4,330	$4,152	$4,330

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The deferred revenue associated with the loyalty program at each of June 30, 2024 and June 30, 2023 was $2.9 million and $2.6 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Loyalty program (in thousands)	2024	2023	2024	2023
Loyalty deferred revenue at beginning of the period	$3,056	$3,748	$3,242	$4,167
Loyalty points forfeited or expired	(692)	(1,966)	(1,410)	(2,736)
Loyalty points used	(2,137)	(2,189)	(4,518)	(4,672)
Loyalty points vested	1,820	2,176	4,733	5,010
Loyalty points unvested	814	828	814	828
Loyalty deferred revenue at end of period	$2,861	$2,597	$2,861	$2,597

    Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.
The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred commissions at beginning of the period	$1,836	$2,525	$2,130	$2,476
Amount recognized as commissions expense	(883)	(1,464)	(2,294)	(3,243)
New commission deferrals at the end of the period	957	791	2,074	2,619
Total deferred commissions at end of the period	$1,910	$1,852	$1,910	$1,852

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
As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Sales reserve at beginning of period	$41	$59
Provision in current period	405	461
Returns charged off against the reserve	(387)	(450)
Sales reserve at end of period	$59	$70

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
NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.4 million at each of June 30, 2024 and December 31, 2023.

Inventories as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,062	$5,104
Finished goods	8,093	9,431
Total	$13,155	$14,535

NOTE 3: INCOME TAXES
For the three and six months ended June 30, 2024, the Company’s effective tax rate was (277.4)% and 74.8%, respectively. For the three and six months ended June 30, 2023, the Company’s effective tax rate was (20.8)% and (228.0)%, respectively. For the three and six months ended June 30, 2024 and 2023, the Company's effective tax rate was determined based on the estimated annual effective income tax rate.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: NOTES PAYABLE

Notes payable were $4.0 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.
The current portion was $0.4 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively, as a result of insurance financing arrangements. The notes are fully amortizing and payments are made monthly, according to the terms of the agreements which have a weighted average effective interest rate of 10.5%.
The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $3.6 million and $0.0 million as of June 30, 2024 and December 31, 2023, respectively.
On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of June 30, 2024, there was no current portion and the long term portion of the balance was $2.5 million.
On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of June 30, 2024, there was no current portion and the long term portion of the balance was $1.0 million.
On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of June 30, 2024, there was no current portion and the long term portion of the balance was $0.1 million.
As of June 30, 2024, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2024	2025	2026	Thereafter	Total
Insurance Financing Notes	$285	$84	$—	$—	$369
Jade Capital Note	—	—	2,500	—	2,500
J.S. Fredrick Note	—	—	1,000	—	1,000
K. Robbins Note	—	—	100	—	100
Total	$285	$84	$3,600	$—	$3,969

NOTE 5: STOCK-BASED COMPENSATION
Stock Option Plan
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2024, the Company had a total of 94,621 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following assumptions were used to calculate the fair value of stock options granted:

June 2024 Grant
Estimated fair value per share of options granted:	$4.67
Assumptions:
Annualized dividend yield	—%
Risk-free rate of return	4.4%
Common stock price volatility	69.6%
Expected average life of stock options (in years)	4.5

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

During the six months ended June 30, 2024 and 2023, the Company granted 10,000 and 5,000 stock options, respectively. The fair value of stock options granted during the six months ended June 30, 2024 and 2023 was approximately $4.67 and $4.32 per share, respectively.

Stock Grants

On March 11, 2024, the Company issued a grant of 8,187 restricted stock units of our common stock to our Chief Executive Officer. Under the terms of the stock grant, the grant is available for 18 months and will not vest until Mannatech's stock price averages $15.00 per share (i.e., the volume weighted price) for 60 consecutive days. If the contingency is not met within the 18-month period, the grant will lapse and will not be awarded.
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the company has recognized compensation expense related to the grant of $10 thousand and $13 thousand for the three and six months ended June 30, 2024, respectively.
The Company recognized compensation expense as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total gross compensation expense	$34	$17	$46	$28
Total tax benefit associated with compensation expense	6	4	8	7
Total net compensation expense	$28	$13	$38	$21

As of June 30, 2024, the Company expects to record compensation expense in the future as follows (in thousands):

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ending December 31, 2024	Years ending December 31,
		2025	2026
Total gross unrecognized compensation expense	$40	$51	$—

Equity-Based Compensation to Directors
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. At June 30, 2024 and 2023, the Company issued a total of 24,660 and 12,808 treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense at each of June 30, 2024 and 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY
Treasury Stock
There were no shares repurchased during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased 7,396 shares of its outstanding common stock.
As of June 30, 2024 and December 31, 2023, the Company had 858,043 and 882,703 treasury shares, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.
The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)
Current-period change (1)	(3,087)	—	(3,087)
Balance as of June 30, 2024	$(4,514)	$412	$(4,102)
(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the three and six months ended June 30, 2024, the Company did not pay any dividends. For the three and six months ended June 30, 2023, the Company paid dividends of $0.20 per share to holders of our Common Stock in the amount of $0.4 million and $0.8 million, respectively.

NOTE 7: LITIGATION

Litigation in General
As of June 30, 2024, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of June 30, 2024 and December 31, 2023, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and six months ended June 30, 2024, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively. For the three and six months ended June 30, 2023, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively.
As of June 30, 2024, the Company had net operating lease right-of-use assets of $2.8 million and net finance lease right-of-use assets of $1.1 million. At June 30, 2024, our operating lease liabilities were $3.7 million and our finance lease liabilities were $1.1 million.
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2024 were 2.99 years and 5.2%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2024 were 3.79 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.
    As of June 30, 2024 and December 31, 2023 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	June 30, 2024	December 31, 2023
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,807	$3,315
Finance leases	Property and equipment, net	1,079	1,236
Total right-of-use assets		$3,886	$4,551

Current portion of lease liabilities
Operating leases	Accrued expenses	$1,679	$1,661
Finance leases	Current portion of finance leases	267	269
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities	1,975	2,582
Finance leases	Finance leases, excluding current portion	820	956
Total lease liabilities		$4,741	$5,468

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the Company's future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

	June 30, 2024
Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2024	$984	$163	$(66)
2025	1,272	327	(132)
2026	766	327	(132)
2027	649	315	(132)
2028	268	90	(55)
Total minimum lease payments	3,939	1,222	(517)
Imputed interest	(286)	(135)	—
Present value of minimum lease payments	$3,653	$1,087	$(517)

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2024.
The tables below present the recorded amount of financial assets measured at fair value (money market fund) (in thousands) on a recurring basis as of June 30, 2024 and December 31, 2023. The Company's interest-bearing deposits are measured at amortized cost, which approximates fair value to the carrying value due to the relatively short maturity of the asset, (in thousands). The Company did not have any financial assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$2,676	$—	$—	$2,676
Interest bearing deposits – various banks	1,059	—	—	1,059
Total assets	$3,735	$—	$—	$3,735
Amounts included in Assets:
Cash and cash equivalents	$2,676	$—	$—	$2,676
Restricted cash	674	—	—	674
Long-term restricted cash	385	—	—	385
Total	$3,735	$—	$—	$3,735

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$2,310	$—	$—	$2,310
Interest bearing deposits – various banks	1,084	—	—	1,084
Total assets	$3,394	$—	$—	$3,394
Amounts included in Assets:
Cash and cash equivalents	$2,310	$—	$—	$2,310
Restricted cash	674	—	—	674
Long-term restricted cash	410	—	—	410
Total	$3,394	$—	$—	$3,394

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION
The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 142,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. The Company's subsidiary, NEMO, operates an affiliate business model under the brand name, “Trulu,” in the United States. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
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
Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2024		2023		2024		2023
Americas	$9.5	34.3%	$10.6	32.5%	$19.7	34.5%	$21.1	31.6%
Asia/Pacific	15.9	57.4%	19.3	59.2%	33.0	57.8%	40.4	60.6%
EMEA	2.3	8.3%	2.7	8.3%	4.4	7.7%	5.2	7.8%
Total sales	$27.7	100.0%	$32.6	100.0%	$57.1	100.0%	$66.7	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$26.3	$31.0	$54.2	$62.9
Pack sales	1.0	1.4	2.1	3.5
Other	0.4	0.2	0.8	0.3
Total sales	$27.7	$32.6	$57.1	$66.7
        Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2024 and December 31, 2023, reside in the following regions, as follows (in millions):

Region	June 30, 2024	December 31, 2023
Americas	$2.9	$3.6
Asia/Pacific	0.4	0.5
EMEA	—	—
Total long-lived assets	$3.3	$4.1
Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2024	December 31, 2023
Americas	$7.6	$8.3
Asia/Pacific	4.3	4.6
EMEA	1.3	1.6
Total inventory	$13.2	$14.5

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: EARNINGS PER SHARE
    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described above).
    In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2024, the Company used the quarterly and six-month average common stock close price of $7.92 and $8.37 per share, respectively.
For three months ended June 30, 2024, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The company reported a net loss for the three months ended June 30, 2024.
For the six months ended June 30, 2024, there were 1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the six months ended June 30, 2024, 8,187 shares granted (see Note 5 — Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 375,824 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.
For the three and six months ended June 30, 2023, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The company reported a net loss for the three and six months ended June 30, 2023.
Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings attributable to common stockholders	$(624)	$(1,105)	$556	$(501)
Weighted average common shares outstanding (for basic calculation)	1,885	1,870	1,885	1,871
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,885	1,870	1,885	1,871
EPS - Basic	$(0.33)	$(0.59)	$0.30	$(0.27)
EPS - Diluted	$(0.33)	$(0.59)	$0.30	$(0.27)

NOTE 12: SUBSEQUENT EVENTS
CFO Executive Employment Agreement
On July 1, 2024, the Board of Directors appointed James Clavijo as Chief Financial Officer ("CFO"), principal financial officer and principal accounting officer of the Company. Per the terms of the Employment Agreement with Mr. Clavijo, he is entitled to an annual base salary of $275,000 and is eligible to participate in the Company's annual executive bonus program established by the Board of Directors' Compensation Committee. The Company granted an option to Mr. Clavijo to purchase 4,500 shares of the Company's common stock, pursuant to the Company's 2017 Plan. The Company extended a one-time $15,000 relocation allowance to Mr. Clavijo and he will be eligible to participate in the Company's employee benefits, including its 401k, health insurance, and paid time off benefits. Under the terms of the Employment Agreement, Mr. Clavijo is entitled to severance if the Company either exercises its right to early termination or provides notice of its intent to not renew the agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2024 as compared to the same period in 2023 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2023 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

COMPANY OVERVIEW
The Company is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in twenty-five countries which we group into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Thailand, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During the quarter ended June 30, 2024 the Company liquidated its entity in Sweden, Mannatech Sverige AB.
We conduct our business as a single operating segment and primarily sell our products through a network of approximately 142,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid, or packs and products are purchased for the first time under a new account. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
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

Overview of Operating Results
Consolidated net sales for the three months ended June 30, 2024 was $27.7 million, as compared to $32.6 million for the three months ended June 30, 2023, a decrease of $4.9 million, or 14.9%. Consolidated net sales for the six months ended June 30, 2024 was $57.1 million, as compared to $66.7 million for the six months ended June 30, 2023, a decrease of $9.6 million, or 14.4%. The decline in revenues was principally due to supply chain constraints, items on back order, and some weakening of economic conditions in Asia.
The decrease in revenue during the six months ended June 30, 2024 was accompanied by a 1.4% drop in gross profit margins due to the effects of supply chain disruptions, which increased fulfillment costs. Despite these challenges, management continued to prioritize the reduction of selling and administrative expenses as a countermeasure to soften the impact on profitability. These efforts yielded a $1.4 million reduction in payroll costs and $1.3 million reduction in consulting fees, compared with the six months ended June 30, 2023.
Foreign currency gains of $0.9 million and $1.1 million in the quarters ended March 31, 2024 and June 30, 2024, respectively, were related to the strengthening of the U.S. Dollar. Foreign exchange gains also included a one-time gain of $0.2 million during the quarter ended June 30, 2024 attributable to the liquidation of the Company’s entity in Sweden.
Net loss was $0.6 million for the three months ended June 30, 2024, or $0.33 per diluted share, as compared to a net loss of $1.1 million, or $0.59 per diluted share for the three months ended June 30, 2023.
Net income was $0.6 million for the six months ended June 30, 2024, or $0.30 per diluted share, as compared to a net loss of $0.5 million , or $0.27 per diluted share for the three months ended June 30, 2023.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	2024		2023		Change from 2023 to 2024
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$27,740	100.0%	$32,594	100.0%	$(4,854)	(14.9)%
Cost of sales	6,363	22.9%	7,004	21.5%	(641)	(9.2)%
Gross profit	21,377	77.1%	25,590	78.5%	(4,213)	(16.5)%

Operating expenses:
Commissions and incentives	11,660	42.0%	13,465	41.3%	(1,805)	(13.4)%
Selling and administrative expenses	10,860	39.1%	13,079	40.1%	(2,219)	(17.0)%
Total operating expenses	22,520	81.2%	26,544	81.4%	(4,024)	(15.2)%
Loss from operations	(1,143)	(4.1)%	(954)	(2.9)%	(189)	19.8%
Interest expense, net	(105)	(0.4)%	(10)	—%	(95)	950.0%
Other income, net	1,120	4.0%	150	0.5%	970	646.7%
Loss before income taxes	(128)	(0.5)%	(814)	(2.5)%	686	(84.3)%
Income tax expense	(496)	(1.8)%	(291)	(0.9)%	(205)	70.4%
Net loss	$(624)	(2.2)%	$(1,105)	(3.4)%	$481	(43.5)%

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	2024		2023		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$57,133	100.0%	$66,708	100.0%	$(9,575)	(14.4)%
Cost of sales	12,658	22.2%	14,417	21.6%	(1,759)	(12.2)%
Gross profit	44,475	77.8%	52,291	78.4%	(7,816)	(14.9)%

Operating expenses:
Commissions and incentives	23,345	40.9%	27,022	40.5%	(3,677)	(13.6)%
Selling and administrative expenses	21,452	37.5%	25,510	38.2%	(4,058)	(15.9)%
Total operating expenses	44,797	78.4%	52,532	78.7%	(7,735)	(14.7)%
Loss from operations	(322)	(0.6)%	(241)	(0.4)%	(81)	33.6%
Interest (expense) income, net	(87)	(0.2)%	14	—%	(101)	(721.4)%
Other income, net	1,990	3.5%	483	0.7%	1,507	312.0%
Income before income taxes	1,581	2.8%	256	0.4%	1,325	517.6%
Income tax provision	(1,025)	(1.8)%	(757)	(1.1)%	(268)	35.4%
Net income (loss)	$556	1.0%	$(501)	(0.8)%	$1,057	(211.0)%

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
For the three and six months ended June 30, 2024, our net sales decreased $4.2 million and $8.1 million, or 12.9% and 12.1% on a Constant dollar basis, respectively (see reconciliation of Non-GAAP Financial Measures in the tables below); and unfavorable foreign exchange caused a $0.7 million and $1.5 million decrease in GAAP net sales as compared to the same periods in 2023, respectively.
A reconciliation non-GAAP financial measures to GAAP results for the three and six months ended June 30, 2024 and 2023 is presented as follows (in millions, except percentages):

Three-month period ended	June 30, 2024			June 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$27.7	$0.7	$28.4	$32.6	$(4.2)	(12.9)%
Gross profit	21.4	0.5	21.9	25.6	(3.7)	(14.5)%
Loss from operations	(1.1)	0.1	(1.0)	(1.0)	—	—%

Six-month period ended	June 30, 2024			June 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$57.1	$1.5	$58.6	$66.7	$(8.1)	(12.1)%
Gross profit	44.5	1.2	45.7	52.3	(6.6)	(12.6)%
(Loss) income from operations	(0.3)	$0.4	0.1	(0.2)	0.3	(150.0)%

Net Sales by Region
Operations outside of the Americas accounted for approximately 65.7% of our consolidated net sales in the three months ended June 30, 2024, as compared to 67.5% in the same period last year. Our operations outside of the Americas accounted for approximately 65.5% of our consolidated net sales in the six months ended June 30, 2024, as compared to 68.4% in the same period last year.
Consolidated net sales by region for the three months ended June 30, 2024 and 2023 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Americas	$9.5	34.3%	$10.6	32.5%
Asia/Pacific	15.9	57.4%	19.3	59.2%
EMEA	2.3	8.3%	2.7	8.3%
Total	$27.7	100.0%	$32.6	100.0%

Consolidated net sales by region for the six months ended June 30, 2024 and 2023 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Americas	$19.7	34.5%	$21.1	31.6%
Asia/Pacific	33.0	57.8%	40.4	60.6%
EMEA	4.4	7.7%	5.2	7.8%
Total	$57.1	100.0%	$66.7	100.0%

For the three months ended June 30, 2024, net sales in the Americas decreased by $1.1 million, or 10.4%, to $9.5 million, as compared to $10.6 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased by 13.3%, which was partially offset by a 3.3% increase in number of active independent associates and preferred customers. Foreign currency had no effect on revenue for the three months ended June 30, 2024 when compared to the same period in 2023.
For the six months ended June 30, 2024, net sales in the Americas decreased by $1.4 million, or 6.6%, to $19.7 million, as compared to $21.1 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased by 9.6%, which was partially offset by a 1.6% increase in number of active independent associates and preferred customers. Foreign currency had the effect of increasing revenue by $0.1 million for the six months ended June 30, 2024, as compared to the same period in 2023. The currency impact is primarily due to the strengthening of the Mexican Peso.
For the three months ended June 30, 2024, Asia/Pacific net sales decreased by $3.4 million, or 17.6%, to $15.9 million, as compared to $19.3 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased 19.2%, which was partially offset by a 1.9% increase in the number of active independent associates and preferred customers. In addition, due to supply chain issues we deferred a key product promotion in Korea to later in the year, which drove the decline in revenue in Korea. Foreign currency exchange had the effect of decreasing revenue by $0.7 million for the three months ended June 30, 2024, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen.
For the six months ended June 30, 2024, Asia/Pacific net sales decreased by $7.4 million, or 18.3%, to 33.0 million, as compared to 40.4 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased 19.8%, which was partially offset by a 5.1% increase in the number of active independent associates and preferred customers. We deferred a key product promotion in Korea to later in the year due to supply chain issues, which drove the decline in revenue in Korea. Foreign currency exchange had the effect of decreasing revenue by $1.5 million for the six months ended June 30, 2024, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen.
For the three months ended June 30, 2024, EMEA net sales decreased by $0.4 million, or 14.8%, to $2.3 million, as compared to $2.7 million for the same period in 2023. The decrease was primarily due to a 10.1% decrease in the number of active independent associates and preferred customers and a 5.2% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had a minimal effect on revenue for the three months ended June 30, 2024 as compared to the same period in 2023.
For the six months ended June 30, 2024, EMEA net sales decreased by $0.8 million, or 15.4%, to $4.4 million, as compared to $5.2 million for the same period in 2023. The decrease was primarily due to a 11.8% decrease in the number of active independent associates and preferred customers and a 5.9% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The currency impact is primarily due to the weakening of the South African Rand.

Sales Mix
Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

Three-month period ended	June 30, 2024			June 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$26.3	$0.7	$27.0	$31.0	$(4.0)	(12.9)%
Pack sales and associate fees	1.0	—	1.0	1.4	(0.4)	(28.6)%
Other	0.4	—	0.4	0.2	0.2	100.0%
Total	$27.7	$0.7	$28.4	$32.6	$(4.2)	(12.9)%

Six-month period ended	June 30, 2024			June 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$54.2	$1.4	$55.6	$62.9	$(7.3)	(11.6)%
Pack sales and associate fees	2.1	0.1	2.2	3.5	(1.3)	(37.1)%
Other	0.8	0.0	0.8	0.3	0.5	166.7%
Total	$57.1	$1.5	$58.6	$66.7	$(8.1)	(12.1)%

Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended June 30, 2024 decreased by $4.7 million, or 15.2%, as compared to the same period in 2023. On a Constant dollar basis, product sales for the three months ended June 30, 2024 decreased $4.0 million, or 12.9%, as compared to the same period in 2023. The decrease in product sales for the three months ended June 30, 2024 reflects a 7.9% decrease in the number of orders processed and a decrease in the average order value to $166, as compared to $173 for the same period in 2023.
Product sales for the six months ended June 30, 2024 decreased by $8.7 million, or 13.8%, as compared to the same period in 2023. On a Constant dollar basis, product sales for the six months ended June 30, 2024 declined $7.3 million, or 11.6%, as compared to the same period in 2023. The decrease in product sales for the six months ended June 30, 2024 reflects a 7.5% decrease in the number of orders processed and a decrease in the average order value to $167, as compared to $179 for the same period in 2023.

Pack sales, Associate Fees and Recruiting
Recruitment of new independent associates and preferred customers decreased by 13.6% to 16,690 in the second quarter of 2024 from 19,309 in the second quarter of 2023.We attribute the lower number of orders processed in the three months ended June 30, 2024 to a combination of the lower number of new independent associates and preferred customers recruited during the period.
The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2024 and 2023 were as follows:

	2024		2023
New	74,000	52.1%	75,000	52.8%
Continuing	68,000	47.9%	67,000	47.2%
Total	142,000	100.0%	142,000	100.0%

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
For the three months ended June 30, 2024 and 2023, other sales were $0.4 million and $0.2 million, respectively.
For the six months ended June 30, 2024 and 2023, other sales were $0.8 million and $0.3 million, respectively.

Gross Profit
For the three months ended June 30, 2024, gross profit decreased by $4.2 million, or 16.5%, to $21.4 million, as compared to $25.6 million for the same period in 2023. The decrease in gross profit in dollar terms is principally due to the decline in sales. For the three months ended June 30, 2024, gross profit as a percentage of net sales decreased to 77.1%, as compared to 78.5% for the same period in 2023. Some of the increase in costs were related to increased freight costs related to back ordered items and running some sales promotions on products thereby reducing our margin.
For the six months ended June 30, 2024, gross profit decreased by $7.8 million, or 14.9%, to $44.5 million, as compared to $52.3 million for the same period in 2023. The decrease in gross profit in dollar terms is principally due to the decline in sales. For the six months ended June 30, 2024, gross profit as a percentage of net sales decreased to 77.8%, as compared to 78.4% for the same period in 2023.

Commissions and Incentives
Commission expense for the three months ended June 30, 2024 decreased by 12.5%, or $1.6 million, to $11.1 million, as compared to $12.7 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended June 30, 2024 primarily due to a decline in our sales. For the three months ended June 30, 2024, commissions as a percentage of net sales increased to 40.0% from 38.9% for the same period in 2023. The increase in commissions was due partially to running promotions on our products.
Commission expense for the six months ended June 30, 2024 decreased by 12.9%, or $3.3 million, to $22.3 million, as compared to $25.6 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased during the six months ended June 30, 2024 primarily due to a decline in our sales. For the six months ended June 30, 2024, commissions as a percentage of net sales increased to 39.0% from 38.4% for the same period in 2023, due in part to the product promotions run in the quarter ended June 30, 2024.
Incentive costs for the three months ended June 30, 2024 decreased to $0.6 million, as compared to $0.8 million for the same period in 2023 . For the three months ended June 30, 2024, incentives as a percentage of net sales decreased to 2.0% from 2.4% for the same period in 2023. The decrease was related to travel incentives in the Americas and Asia/Pacific.
Incentive costs for the six months ended June 30, 2024 decreased to $1.1 million, as compared to $1.4 million for the same period in 2023 . For the six months ended June 30, 2024, incentives as a percentage of net sales decreased to 1.8% from 2.1% for the same period in 2023. The decrease was related to travel incentives in the Americas and Asia/Pacific.

Selling and Administrative Expenses
Selling and administrative expenses include a combination of both fixed and variable expenses. These expenses consist of compensation and benefits for employees; temporary and contract labor; accounting, legal and consulting fees; compensation to our board of directors; warehouse and fulfillment costs; depreciation and amortization; marketing-related expenses; travel and entertainment expenses; credit card processing fees; costs for software maintenance agreements; insurance; charitable contributions; office lease expense; utilities; bad debt; and other miscellaneous operating expenses.
For the three months ended June 30, 2024, selling and administrative expenses decreased by $2.2 million, or 17.0%, to $10.9 million, as compared to $13.1 million for the same period in 2023. The decrease in selling and administrative expenses was the result of a $0.9 million reduction in payroll costs, a $0.7 million decrease in legal and consulting fees, a $0.3 million decrease in travel and entertainment costs, a $0.2 million decrease in marketing costs and a $0.1 million decrease in office expenses. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2024 decreased to 39.1% from 40.1% for the same period in 2023.
For the six months ended June 30, 2024, selling and administrative expenses decreased by $4.0 million, or 15.9%, to $21.5 million, as compared to $25.5 million for the same period in 2023. The decrease in selling and administrative expenses was the result of judicious cost reductions, including a $1.4 million decrease in payroll costs and a $1.3 million decrease in consulting fees. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2024 decreased to 37.5% from 38.2% for the same period in 2023.

Other Income (Expense), Net
Due to the strengthening of the U.S. Dollar foreign exchange gains were $1.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.
Foreign exchange gains were $2.0 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Income Tax (Provision) Benefit
    Income tax expense was $0.5 million for the three months ended June 30, 2024 as compared to $0.3 million in the same period last year.
Income tax (provision) or benefit includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the six months ended June 30:

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
The provision for income taxes is directly related to our profitability and changes in the taxable income among countries of operation. For the three and six months ended June 30, 2024, the Company’s effective tax rate was (277.4)% and 74.8%, respectively. For the three and six months ended June 30, 2023, the Company’s effective tax rate was (20.8)% and (228.0)%, respectively.
The effective tax rates for the three and six months ended June 30, 2024 and 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
As of June 30, 2024, our cash and cash equivalents increased by 18.9%, or $1.5 million, to $9.2 million from $7.7 million as of December 31, 2023. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. The current portion of restricted cash balances was $0.9 million at each of June 30, 2024 and December 31, 2023. The long-term portion of restricted cash balances was $0.7 million at each of June 30, 2024 and December 31, 2023.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At June 30, 2024 and December 31, 2023, our working capital was $4.0 million and $1.9 million, respectively.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by (Used in):	2024	2023
Operating activities	$(0.8)	$(1.3)
Investing activities	$(0.1)	$(0.4)
Financing activities	$3.1	$(1.3)

Operating Activities
Operating activities used $0.8 million cash for the six months ended June 30, 2024 as compared to a use of $1.3 million cash in the same period in 2023. The improvement is due to reduced operating costs and management of inventory carrying balances, which yielded net income of $0.6 million for the six months ended June 30, 2024.
Investing Activities
For the six months ended June 30, 2024 and 2023, we invested cash of $0.1 million and $0.4 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities
For the six months ended June 30, 2024 our financing activities provided cash of $3.1 million. We received $3.6 million from the issuance of notes payable (see Note 4) and we used $0.5 million in the repayment of finance lease obligations.
For the six months ended June 30, 2023 our financing activities used $1.3 million. For the six months ended June 30, 2023, we used $0.8 million in payments of dividends to shareholders, $0.4 million in the repayment of finance lease obligations and $0.1 million in the repurchase of common stock.

General Liquidity and Cash Flows

Short Term Liquidity
As of June 30, 2024, our cash and cash equivalents was $9.2 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.
On April 23, 2024, the Company entered into unsecured Loan and Promissory Note agreements with three related parties, who are members of the Company’s Board of Directors, and who are current stockholders of the Company, in an aggregate principal amount of $3.6 million. The purpose of the borrowing was to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity.
We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities. At June 30, 2024, we have one supply agreement which was amended on April 18, 2024, that requires the Company to purchase an aggregate of $2.6 million through 2025, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At June 30, 2024, our operating lease liabilities were $3.7 million, of which the current portion of $1.7 million is presented as a component of Accrued expenses and $2.0 million is presented as Operating lease liabilities excluding current portion on our Condensed Consolidated Balance Sheets. We also have finance lease liabilities of $1.1 million and lease restoration liabilities of $0.3 million.
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

CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for doubtful accounts, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2024.

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

Tax Valuation Allowances
    As of June 30, 2024, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting
    During the quarter ended June 30, 2024, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 13, 2024	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: August 13, 2024	By:	/s/ James Clavijo
James Clavijo
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

Date: August 13, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Exhibit 31.2

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James Clavijo, certify that:

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

Date: August 13, 2024

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2024

/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Clavijo, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2024

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.