Form 10-Q
period 2024-09-30
MANNATECH INC
filed 2024-11-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
OR
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
Yes ☐ No ☒

As of October 31, 2024, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,884,814.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

ASSETS	September 30, 2024 (unaudited)	December 31, 2023
Cash and cash equivalents	$12,150	$7,731
Restricted cash	939	938
Accounts receivable, net of allowance of $932 and $1,278	22	91
Income tax receivable	414	465
Inventories, net	11,660	14,535
Prepaid expenses and other current assets	2,291	1,774
Deferred commissions	1,224	2,130
Total current assets	28,700	27,664
Property and equipment, net	3,118	4,147
Operating lease right-of-use assets	2,532	3,315
Other assets	3,674	3,751
Deferred tax assets, net	1,913	1,611
Long-term restricted cash	635	718
Total assets	$40,572	$41,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$8,203	$8,175
Accrued expenses	4,803	5,118
Deferred revenue	3,018	4,786
Accounts payable	3,580	4,010
Current portion of operating lease liabilities	1,508	1,661
Taxes payable	1,361	1,521
Current notes payable	208	240
Current portion of finance lease liabilities	271	269
Total current liabilities	22,952	25,780
Long-term notes payable	3,600	—
Operating lease liabilities, excluding current portion	1,787	2,582
Other long-term liabilities	1,483	1,404
Finance lease liabilities, excluding current portion	751	956
Total liabilities	30,573	30,722

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,884,814 shares outstanding as of September 30, 2024 and 2,742,857 shares issued and 1,860,154 shares outstanding as of December 31, 2023	—	—
Additional paid-in capital	33,005	33,309
Accumulated deficit	(1,073)	(1,301)
Accumulated other comprehensive loss	(1,997)	(1,015)
Treasury stock, at average cost, 858,043 shares as of September 30, 2024 and 882,703 shares as of December 31, 2023	(19,936)	(20,509)
Total shareholders’ equity	9,999	10,484
Total liabilities and shareholders’ equity	$40,572	$41,206

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$31,725	$32,553	$88,858	$99,261
Cost of sales	8,105	6,625	20,763	21,042
Gross profit	23,620	25,928	68,095	78,219

Operating expenses:
Commissions and incentives	12,893	13,178	36,237	40,200
Selling and administrative expenses	9,840	12,578	31,293	38,088
Total operating expenses	22,733	25,756	67,530	78,288

Income (loss) from operations	887	172	565	(69)
Interest expense, net	(109)	(17)	(196)	(3)
Other (expense) income, net	(1,495)	320	495	803
(Loss) income before income taxes	(717)	475	864	731

Income tax benefit (expense)	389	(457)	(636)	(1,214)
Net (loss) income	$(328)	$18	$228	$(483)

(Loss) income per common share:
Basic	$(0.17)	$0.01	$0.12	$(0.26)
Diluted	$(0.17)	$0.01	$0.12	$(0.26)

Weighted-average common shares outstanding:
Basic	1,885	1,863	1,885	1,868
Diluted	1,885	1,863	1,885	1,868

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(328)	$18	$228	$(483)
Foreign currency translations	2,105	(889)	(982)	(2,339)
Comprehensive income (loss)	$1,777	$(871)	$(754)	$(2,822)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

Net loss	—	—	—	(624)	—	—	(624)
Charge related to stock-based compensation	—	—	34	—	—	—	34
Foreign currency translations	—	—	—	—	(1,656)	—	(1,656)
Balance at June 30, 2024	1,884,814	$—	$32,982	$(745)	$(4,102)	$(19,936)	$8,199

Net loss	—	—	—	(328)	—	—	(328)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Foreign currency translations	—	—	—	—	2,105	—	2,105
Balance at September 30, 2024	1,884,814	$—	$33,005	$(1,073)	$(1,997)	$(19,936)	$9,999

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2023	1,858,800	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net income	—	—	—	604	—	—	604
Payment of cash dividends	—	—	—	(375)	—	—	(375)
Charge related to stock-based compensation	—	—	11	—	—	—	11
Issuance of unrestricted shares	12,808	—	(76)	—	—	299	223
Stock option exercises	2,000	—	(35)	—	—	47	12
Foreign currency translations	—	—	—	—	(799)	—	(799)
Balance at March 31, 2023	1,873,608	$—	$33,277	$1,915	$(1,007)	$(20,333)	$13,852

Net loss	—	—	—	(1,105)	—	—	(1,105)
Payment of cash dividends	—	—	—	(373)	—	—	(373)
Charge related to stock-based compensation	—	—	17	—	—	—	17
Repurchase of common stock	(7,396)	—	—	—	—	(98)	(98)
Foreign currency translations	—	—	—	—	(651)	—	(651)
Balance at June 30, 2023	1,866,212	$—	$33,294	$437	$(1,658)	$(20,431)	$11,642

Net income	—	—	—	18	—	—	18
Charge related to stock-based compensation	—	—	7	—	—	—	7
Repurchase of common stock	(6,058)	—	—	—	—	(78)	(78)
Foreign currency translations	—	—	—	—	(889)	—	(889)
Balance at September 30, 2023	1,860,154	$—	$33,301	$455	$(2,547)	$(20,509)	$10,700

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$228	$(483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,174	1,224
Non-cash operating lease expense	1,228	1,232
Provision for inventory losses	661	279
Provision for (reversal of) allowance for credit losses	(319)	345
Loss on retirement of property and equipment	253	7
Gain on disposal of subsidiary entity	(226)	—
Unrealized gain from foreign exchange	(146)	—
Charge related to stock-based compensation	269	259
Deferred income taxes	(302)	303
Changes in operating assets and liabilities:
Accounts receivable	388	(276)
Income tax receivable	51	5
Inventories	2,214	(885)
Prepaid expenses and other current assets	1,769	946
Deferred commissions	906	697
Other assets	(9)	213
Accounts payable	(430)	(482)
Accrued expenses	(827)	(247)
Other long-term liabilities	(2,503)	(854)
Taxes payable	(159)	(1,970)
Commissions and incentives payable	28	(205)
Deferred revenue	(1,768)	(1,157)
Net cash provided by (used in) operating activities	2,480	(1,049)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(403)	(540)
Cash used in investing activities	(403)	(539)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	12
Repurchase of common stock	—	(176)
Payment of cash dividends	—	(748)
Proceeds from notes payable	3,600	—
Repayment of finance lease obligations and other long-term liabilities	(734)	(717)
Net cash provided by (used in) financing activities	2,866	(1,629)
Effect of currency exchange rate changes on cash and cash equivalents	(606)	(2,293)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,337	(5,510)
Cash, cash equivalents, and restricted cash at the beginning of the period	9,387	15,197
Cash, cash equivalents, and restricted cash at the end of the period	$13,724	$9,687

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$812	$2,511
Interest paid on finance leases and other financing arrangements	$323	$72

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$446	$597
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$359	$284
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	$—	$1,305

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Global Select Market under the symbol “MTEX.” The Company develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Hong Kong, Taiwan and China). During the second quarter of 2024 the Company liquidated its entity in Sweden, Mannatech Sverige AB.
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

Significant Accounting Policies
Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2023 included in our 2023 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first, second and third quarter of 2024.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $12.2 million at September 30, 2024 and $7.7 million at December 31, 2023. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At September 30, 2024 and December 31, 2023, credit card receivables were $2.0 million and $1.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $4.8 million and $3.5 million at September 30, 2024 and December 31, 2023, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with cash and cash equivalents totaling $3.3 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively. In addition, for the three and nine months ended September 30, 2024 and 2023, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At September 30, 2024 and December 31, 2023, our total restricted cash was $1.6 million and $1.7 million, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$12,150	$7,731	$7,928	$13,777
Current restricted cash	939	938	938	944
Long-term restricted cash	635	718	821	476
Cash, cash equivalents, and restricted cash	$13,724	$9,387	$9,687	$15,197

Accounts Receivable, net
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2024 and December 31, 2023, receivables consisted primarily of amounts due from preferred customers and associates.
The Company's accounts receivable balances, net, are presented below (in thousands):

	September 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net	$22	$91	$218
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2024 and September 30, 2023, the Company held an allowance for credit losses of $0.9 million and $1.3 million, respectively.

	September 30, 2024	September 30, 2023
Allowance for credit losses at beginning of period	$1,278	$973
Provision in current period	(319)	344
Accounts charged off against the allowance	(27)	(2)
Allowance for credit losses at end of period	$932	$1,315

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets
Other Assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Investment in Korea Mutual Aid Cooperative & Consumer	$2,177	$2,204
Deposits for building leases	1,260	1,310
Manapol Trademark	237	237
	$3,674	$3,751

The Company accounts for its investment in Korea Mutual Aid Cooperative & Consumer at its initial investment amount, in accordance with ASC 321, Investments - Equity Securities (“ASC 321”). This guidance offers an alternative to the requirement of carrying equity interests at fair value as per ASC 820, Fair Value Measurement. The measurement alternative is applicable to certain equity interests without readily determinable fair values that fall within the scope of ASC 321 and are otherwise required to be measured at fair value. The application of this measurement alternative is optional and is applied upon the acquisition of an equity interest. See Note 9, Fair Value, for more information.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$2,100	$1,707
Accrued legal and accounting fees	931	865
Customer deposits and sales returns	410	515
Other accrued operating expenses	460	506
Accrued shipping and handling costs	346	291
Accrued sales and other taxes	188	201
Accrued travel expenses related to corporate events	197	131
Accrued inventory purchases	136	861
Accrued royalties	35	38
Accrued rent expense	—	3
	$4,803	$5,118

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands). See Note 9, Employee Benefit Plans, of the Company’s 2023 Annual Report for more information.

	September 30, 2024	December 31, 2023
Government required severance	$926	$822
Accrued lease restoration costs	365	369
Defined benefit plan obligation	192	213
	$1,483	$1,404

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. During the quarter ended September 30, 2024 the Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were FOB destination, so the Company recognized revenue upon delivery of the product to the customer. As a result of the change in shipping terms, no revenue was required to be deferred for product sales that were in transit at September 30, 2024. The Company's deferred revenue balances related to product orders in transit were $0 at September 30, 2024 and $1.4 million at December 31, 2023, respectively. The Company's remaining performance obligations related to associate fees were $0.1 million at both September 30, 2024 and December 31, 2023. These amounts are included in Deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.
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

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by customers by the end of the respective period (up to the change in shipping terms with customers); (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. To defer product sales that have not been received by customers, the Company estimates order delivery dates using weighted averages of historical delivery data collected from its freight carriers.
The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total deferred revenue at beginning of the period	$4,152	$4,330	$4,786	$5,106
Amount recognized as revenue during the period	$(1,836)	(1,338)	(4,747)	(5,055)
New deferrals at the end of the period	$702	957	2,979	3,898
Total deferred revenue at end of the period	$3,018	$3,949	$3,018	$3,949

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
The deferred revenue associated with the loyalty program at each of September 30, 2024 and September 30, 2023 was $2.9 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loyalty program (in thousands)	2024	2023	2024	2023
Loyalty deferred revenue at beginning of the period	$2,861	$2,597	$3,242	$4,167
Loyalty points forfeited or expired	(757)	(440)	(2,167)	(3,176)
Loyalty points used	(2,227)	(2,174)	(6,745)	(6,846)
Loyalty points vested	1,624	2,042	7,171	7,880
Loyalty points unvested	1,399	867	1,399	867
Loyalty deferred revenue at end of period	$2,900	$2,892	$2,900	$2,892

    Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period (up to the change in shipping terms with the customers) and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.
The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred commissions at beginning of the period	$1,910	$1,852	$2,130	$2,476
Amount recognized as commissions expense	(734)	(535)	(1,899)	(2,022)
New commission deferrals at the end of the period	48	462	993	1,325
Total deferred commissions at end of the period	$1,224	$1,779	$1,224	$1,779

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
As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	September 30, 2024	September 30, 2023
Sales reserve at beginning of period	$41	$59
Provision in current period	627	620
Returns charged off against the reserve	(606)	(630)
Sales reserve at end of period	$62	$49

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs
The Company records inbound freight as a component of inventory and cost of sales. The Company records freight and shipping fees collected from its customers as fulfillment costs. Freight and shipping fees are accounted for as activities to fulfill the promise to transfer the products to the customer, not as a separate performance obligation.

Commissions and Incentives
Associates earn commissions and incentives based on their direct and indirect commissionable net sales over each month of the fiscal year. The Company accrues commissions and incentives when earned by associates and pays commissions on product and pack sales on a monthly basis.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income (loss) consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Denmark, Norway, Sweden, Mexico, Taiwan and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Mexico, Taiwan, and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Accounting Pronouncements Issued but Not Yet Effective
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of implementing this guidance but does not expect adoption to have a material impact on its consolidated financial statements.
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
NOTE 2: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.6 million at each of September 30, 2024 and December 31, 2023.
Inventories as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,110	$5,104
Finished goods	6,550	9,431
Total	$11,660	$14,535

NOTE 3: INCOME TAXES
For the three and nine months ended September 30, 2024, the Company’s effective tax rate was 83.9% and 71.1%, respectively. For the three and nine months ended September 30, 2023, the Company’s effective tax rate was 43.0% and 166.1%, respectively. For the three and nine months ended September 30, 2024 and 2023, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three and nine months ended September 30, 2024 and September 30, 2023, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: NOTES PAYABLE
Notes payable were $3.8 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.
The current portion was $0.2 million at each of September 30, 2024 and December 31, 2023, as a result of insurance financing arrangements. The notes are fully amortizing and payments are made monthly, according to the terms of the agreements which have a weighted average effective interest rate of 10.5%.
The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $3.6 million as of September 30, 2024. There were no unsecured notes at December 31, 2023.
On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of September 30, 2024, there was no current portion and the long-term portion of the balance was $2.5 million.
On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of September 30, 2024, there was no current portion and the long-term portion of the balance was $1.0 million.
On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of September 30, 2024, there was no current portion and the long-term portion of the balance was $0.1 million.
As of September 30, 2024, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2024	2025	2026	Thereafter	Total
Insurance Financing Notes	$124	$84	$—	$—	$208
Jade Capital Note	—	—	2,500	—	2,500
J.S. Fredrick Note	—	—	1,000	—	1,000
K. Robbins Note	—	—	100	—	100
Total	$124	$84	$3,600	$—	$3,808

NOTE 5: STOCK-BASED COMPENSATION
Stock Option Plan
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2024, the Company had a total of 121,971 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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
The Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options in its consolidated financial statements using a fair-value based option-pricing model. The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires us to apply judgment and use subjective assumptions about expected dividend yields, risk-free interest rates, price volatility related to the underlying shares, and the expected stock option life, including forfeitures.

The following assumptions were used to calculate the fair value of stock options granted:

	June 2024 Grant	July 2024 Grant
Estimated fair value per share of options granted:	$4.67	$4.00
Assumptions:
Annualized dividend yield	—%	—%
Risk-free rate of return	4.4%	4.5%
Common stock price volatility	69.6%	70.2%
Expected average life of stock options (in years)	4.5	4.5

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

During the nine months ended September 30, 2024 and 2023, the Company granted 14,500 and 5,000 stock options, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was approximately $4.47 and $4.32 per share, respectively.

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
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the company has recognized compensation expense related to the grant of $10 thousand and $23 thousand for the three and nine months ended September 30, 2024, respectively.
The Company recognized compensation expense as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total gross compensation expense	$23	$8	$69	$36
Total tax benefit associated with compensation expense	3	2	11	8
Total net compensation expense	$20	$6	$58	$28

As of September 30, 2024, the Company expects to record compensation expense in the future as follows (in thousands):

	Three months ending December 31, 2024	Years ending December 31,
		2025	2026
Total gross unrecognized compensation expense	$17	$51	$—

Equity-Based Compensation to Directors
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the nine months ending September 30, 2024 and 2023, the Company issued a total of 24,660 and 12,808 treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the nine months ending September 30, 2024 and 2023.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY
Treasury Stock
There were no shares repurchased during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased 6,058 and 13,454 shares of its outstanding common stock, respectively.
As of September 30, 2024 and December 31, 2023, the Company had 858,043 and 882,703 treasury shares, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.
The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)
Current-period change (1)	(982)	—	(982)
Balance as of September 30, 2024	$(2,409)	$412	$(1,997)
(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the three and nine months ended September 30, 2024, the Company did not pay any dividends. During the nine months ended September 30, 2023, the Company paid dividends of $0.20 per share to holders of our Common Stock in the amount of $0.7 million.

NOTE 7: LITIGATION

Litigation in General
As of September 30, 2024, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of September 30, 2024 and December 31, 2023, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and nine months ended September 30, 2024, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively. For the three and nine months ended September 30, 2023, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively.
As of September 30, 2024, the Company had net operating lease right-of-use assets of $2.5 million and net finance lease right-of-use assets of $1.0 million. At September 30, 2024, our operating lease liabilities were $3.3 million and our finance lease liabilities were $1.0 million.
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2024 were 2.82 years and 5.3%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2024 were 3.54 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company's incremental borrowing rate if the rate implicit in a lease cannot be readily determined.
As of September 30, 2024 and December 31, 2023 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	September 30, 2024	December 31, 2023
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,532	$3,315
Finance leases	Property and equipment, net	1,016	1,236
Total right-of-use assets		$3,548	$4,551

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,508	$1,661
Finance leases	Current portion of finance leases	271	269
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities	1,787	2,582
Finance leases	Finance leases, excluding current portion	751	956
Total lease liabilities		$4,317	$5,468

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024, the Company's future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2024	$517	$82	$(33)
2025	1,334	327	(132)
2026	771	327	(132)
2027	650	315	(132)
2028	268	90	(55)
Total minimum lease payments	3,540	1,141	(484)
Imputed interest	(245)	(119)	—
Present value of minimum lease payments	$3,295	$1,022	$(484)

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2024.
As of September 30, 2024, the Company valued its investment in Korea Mutual Aid Cooperative & Consumer based on the initial investment amount in accordance with ASC 321. The Company determined that the investment was not impaired as of that date. Since these securities are not actively traded, the Company will apply valuation adjustments if and when relevant indicators become available. Consequently, these securities are carried at cost and are classified as Level 3 within the fair value hierarchy.
The tables below present the recorded amount of financial assets and liabilities measured at fair value (in thousands) on a recurring basis as of September 30, 2024 and December 31, 2023. The Company's interest-bearing deposits are measured at amortized cost, which approximates fair value to the carrying value due to the relatively short maturity of the asset, (in thousands). The Company did not have any financial assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. The Company did not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$4,332	$—	$—	$4,332
Interest bearing deposits – various banks	1,082	—	—	1,082
Total assets	$5,414	$—	$—	$5,414
Amounts included in Assets:
Cash and cash equivalents	$4,332	$—	$—	$4,332
Restricted cash	675	—	—	675
Long-term restricted cash	407	—	—	407
Total	$5,414	$—	$—	$5,414
Liabilities
Unsecured notes payable	$3,600	$—	$—	$3,600
Total Liabilities	$3,600	$—	$—	$3,600

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$2,310	$—	$—	$2,310
Interest bearing deposits – various banks	1,084	—	—	1,084
Total assets	$3,394	$—	$—	$3,394
Amounts included in Assets:
Cash and cash equivalents	$2,310	$—	$—	$2,310
Restricted cash	674	—	—	674
Long-term restricted cash	410	—	—	410
Total	$3,394	$—	$—	$3,394

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION
The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 136,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. The Company's subsidiary, NEMO, operates an affiliate business model under the brand name, “Trulu,” in the United States. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
Management reviews and analyzes net sales by geographical location and by products and packs on a consolidated basis. The Company currently sells its products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Hong Kong, Taiwan and China). It also ships products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Region	2024		2023		2024		2023
Americas	$10.6	33.4%	$10.7	32.8%	$30.4	34.2%	$31.8	32.0%
Asia/Pacific	18.6	58.7%	19.6	60.1%	51.6	58.0%	60.0	60.4%
EMEA	2.5	7.9%	2.3	7.1%	6.9	7.8%	7.5	7.6%
Total sales	$31.7	100.0%	$32.6	100.0%	$88.9	100.0%	$99.3	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$30.1	$31.0	$84.3	$93.9
Pack sales	1.3	1.2	3.4	4.7
Other	0.3	0.4	1.2	0.7
Total sales	$31.7	$32.6	$88.9	$99.3
        Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2024 and December 31, 2023, reside in the following regions, as follows (in millions):

Region	September 30, 2024	December 31, 2023
Americas	$2.6	$3.6
Asia/Pacific	0.5	0.5
EMEA	—	—
Total long-lived assets	$3.1	$4.1
Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2024	December 31, 2023
Americas	$6.9	$8.3
Asia/Pacific	3.8	4.6
EMEA	1.0	1.6
Total inventory	$11.7	$14.5

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
    In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2024, the Company used the quarterly and nine-month average common stock close price of $7.32 and $8.01 per share, respectively.
For the three months ended September 30, 2024, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The company reported a net loss for the three months ended September 30, 2024.
For the nine months ended September 30, 2024, there were 1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the nine months ended September 30, 2024, 8,187 shares granted (see Note 5, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 524,122 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.
In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2023, the Company used the quarterly and nine-month average common stock close price of $11.90 and $14.11 per share, respectively.
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
Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings attributable to common stockholders	$(328)	$18	$228	$(483)
Weighted average common shares outstanding (for basic calculation)	1,885	1,863	1,885	1,868
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,885	1,863	1,885	1,868
EPS - Basic	$(0.17)	$0.01	$0.12	$(0.26)
EPS - Diluted	$(0.17)	$0.01	$0.12	$(0.26)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2024 as compared to the same period in 2023 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2023 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.
COMPANY OVERVIEW
The Company is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in twenty-five countries which we group into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Hong Kong, Taiwan and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During the second quarter of 2024 the Company liquidated its entity in Sweden, Mannatech Sverige AB.
We conduct our business as a single operating segment and primarily sell our products through a network of approximately 136,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid, or packs and products are purchased for the first time under a new account. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
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
Overview of Operating Results
Consolidated net sales for the three months ended September 30, 2024 was $31.7 million, as compared to $32.6 million for the three months ended September 30, 2023, a decrease of $0.9 million, or 2.5%. Consolidated net sales for the nine months ended September 30, 2024 was $88.9 million, as compared to $99.3 million for the nine months ended September 30, 2023, a decrease of $10.4 million, or 10.5%. The decline in revenues was principally due to slowing demand in Asia due to weakened economic conditions, relative to the prior year.
The decrease in revenue during the nine months ended September 30, 2024 was accompanied by a 2.2% decrease in gross profit margins, primarily due to increases in product costs and $0.6 million of inventory markdowns. To mitigate the impacts to profitability, management continued to prioritize the reduction of selling and administrative expenses, which yielded a $4.3 million reduction in payroll costs and $1.5 million reduction in consulting and professional services costs, compared with the nine months ended September 30, 2023.
Net realized and unrealized foreign currency loss for the quarter ended September 30, 2024 was $1.5 million, primarily related to the effects of translation of the Company's balance sheet as the U.S. Dollar strengthened relative to other currencies. The quarter ended September 30, 2023 resulted in a foreign exchange gain of $0.3 million.
Net realized and unrealized foreign currency gains for the nine months ended September 30, 2024 and September 30, 2023 were $0.5 million and $0.8 million, respectively. These were primarily related to the effects of translation gains and losses on the Company's balance sheet as the U.S. Dollar strengthened relative to other currencies. Foreign currency gains also included a one-time gain of $0.2 million during the quarter ended September 30, 2024 attributable to the liquidation of the Company’s entity in Sweden.
Net loss was $0.3 million for the three months ended September 30, 2024, or $0.17 per diluted share, as compared to net income of $18,000, or $0.01 per diluted share for the three months ended September 30, 2023.
Net income was $0.2 million for the nine months ended September 30, 2024, or $0.12 per diluted share, as compared to a net loss of $0.5 million , or $0.26 per diluted share for the nine months ended September 30, 2023.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	2024		2023		Change from 2023 to 2024
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$31,725	100.0%	$32,553	100.0%	$(828)	(2.5)%
Cost of sales	8,105	25.5%	6,625	20.4%	1,480	22.3%
Gross profit	23,620	74.5%	25,928	79.6%	(2,308)	(8.9)%

Operating expenses:
Commissions and incentives	12,893	40.6%	13,178	40.5%	(285)	(2.2)%
Selling and administrative expenses	9,840	31.0%	12,578	38.6%	(2,738)	(21.8)%
Total operating expenses	22,733	71.7%	25,756	79.1%	(3,023)	(11.7)%
Income from operations	887	2.8%	172	0.5%	715	415.7%
Interest expense, net	(109)	(0.3)%	(17)	(0.1)%	(92)	541.2%
Other (expense) income, net	(1,495)	(4.7)%	320	1.0%	(1,815)	(567.2)%
(Loss) income before income taxes	(717)	(2.3)%	475	1.5%	(1,192)	(250.9)%
Income tax benefit (expense)	389	1.2%	(457)	(1.4)%	846	(185.1)%
Net (loss) income	$(328)	(1.0)%	$18	0.1%	$(346)	(1,922.2)%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	2024		2023		Change from 2022 to 2023
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$88,858	100.0%	$99,261	100.0%	$(10,403)	(10.5)%
Cost of sales	20,763	23.4%	21,042	21.2%	(279)	(1.3)%
Gross profit	68,095	76.6%	78,219	78.8%	(10,124)	(12.9)%

Operating expenses:
Commissions and incentives	36,237	40.8%	40,200	40.5%	(3,963)	(9.9)%
Selling and administrative expenses	31,293	35.2%	38,088	38.4%	(6,795)	(17.8)%
Total operating expenses	67,530	76.0%	78,288	78.9%	(10,758)	(13.7)%
Income (loss) from operations	565	0.6%	(69)	(0.1)%	634	(918.8)%
Interest expense, net	(196)	(0.2)%	(3)	—%	(193)	6,433.3%
Other income, net	495	0.6%	803	0.8%	(308)	(38.4)%
Income before income taxes	864	1.0%	731	0.7%	133	18.2%
Income tax provision	(636)	(0.7)%	(1,214)	(1.2)%	578	(47.6)%
Net income (loss)	$228	0.3%	$(483)	(0.5)%	$711	(147.2)%

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
For the three and nine months ended September 30, 2024, our net sales decreased $0.4 million and $8.5 million, or 1.2% and 8.6% on a Constant dollar basis, respectively (see reconciliation of Non-GAAP Financial Measures in the tables below); and unfavorable foreign exchange caused a $0.5 million and $1.9 million decrease in GAAP net sales as compared to the same periods in 2023, respectively.
A reconciliation non-GAAP financial measures to GAAP results for the three and nine months ended September 30, 2024 and 2023 is presented as follows (in millions, except percentages):

Three-month period ended	September 30, 2024			September 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$31.7	$0.5	$32.2	$32.6	$(0.4)	(1.2)%
Gross profit	23.6	0.4	24.0	25.9	(1.9)	(7.3)%
Income from operations	0.9	0.1	1.0	0.2	0.8	400.0%

Nine-month period ended	September 30, 2024			September 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$88.9	$1.9	$90.8	$99.3	$(8.5)	(8.6)%
Gross profit	68.1	1.5	69.6	78.2	(8.6)	(11.0)%
Income (loss) from operations	0.6	$0.5	1.1	(0.1)	1.2	(1,200.0)%

Net Sales by Region
Operations outside of the Americas accounted for approximately 66.6% of our consolidated net sales in the three months ended September 30, 2024, as compared to 67.2% in the same period last year. Our operations outside of the Americas accounted for approximately 65.8% of our consolidated net sales in the nine months ended September 30, 2024, as compared to 68.0% in the same period last year.
Consolidated net sales by region for the three months ended September 30, 2024 and 2023 were as follows (in millions, except percentages):

Region	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
Americas	$10.6	33.4%	$10.7	32.8%
Asia/Pacific	18.6	58.7%	19.6	60.1%
EMEA	2.5	7.9%	2.3	7.1%
Total	$31.7	100.0%	$32.6	100.0%

Consolidated net sales by region for the nine months ended September 30, 2024 and 2023 were as follows (in millions, except percentages):

Region	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Americas	$30.4	34.2%	$31.8	32.0%
Asia/Pacific	51.6	58.0%	60.0	60.4%
EMEA	6.9	7.8%	7.5	7.6%
Total	$88.9	100.0%	$99.3	100.0%

For the three months ended September 30, 2024, net sales in the Americas decreased by $0.1 million, or 0.9%, to $10.6 million, as compared to $10.7 million for the same period in 2023. The number of active independent associates and preferred customers decreased by 3.7%, which was partially offset by a 2.9% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of decreasing revenue by $0.2 million for the three months ended September 30, 2024 when compared to the same period in 2023. The currency impact is primarily due to the weakening of the Mexican Peso.
For the nine months ended September 30, 2024, net sales in the Americas decreased by $1.4 million, or 4.4%, to $30.4 million, as compared to $31.8 million for the same period in 2023. Revenue per active independent associate and preferred customer decreased 0.7%, which was partially offset by a 0.5% increase in number of active independent associates and preferred customers. Foreign currency had no effect on revenue in the Americas for the nine months ended September 30, 2024, as compared to the same period in 2023.
For the three months ended September 30, 2024, Asia/Pacific net sales decreased by $1.0 million, or 5.1%, to $18.6 million, as compared to $19.6 million for the same period in 2023. The number of active independent associates and preferred customers decreased by 9.2%, which was partially offset by a 4.5% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.4 million for the three months ended September 30, 2024, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won.
For the nine months ended September 30, 2024, Asia/Pacific net sales decreased by $8.4 million, or 14%, to $51.6 million, as compared to $60.0 million for the same period in 2023. A challenging economic environment in Korea led to a 5.3% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 1.5% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $2.0 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen.
For the three months ended September 30, 2024, EMEA net sales increased by $0.2 million, or 8.7%, to $2.5 million, as compared to $2.3 million for the same period in 2023. The increase was primarily due to a 16.2% increase in revenue per active independent associate and preferred customer, which was partially offset by a 6.4% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the three months ended September 30, 2024 as compared to the same period in 2023. The currency impact is primarily due to the weakening of the South African Rand.
For the nine months ended September 30, 2024, EMEA net sales decreased by $0.6 million, or 8%, to $6.9 million, as compared to $7.5 million for the same period in 2023. The decrease was primarily due to a 10.6% decrease in the number of active independent associates and preferred customers and a 1.7% decrease in revenue per active independent associate and preferred customer. Foreign currency exchange had a minimal effect on revenue for the three months ended September 30, 2024 as compared to the same period in 2023.

Sales Mix
Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

Three-month period ended	September 30, 2024			September 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$30.1	$0.4	$30.5	$31.0	$(0.5)	(1.6)%
Pack sales and associate fees	1.3	—	1.3	1.2	0.1	8.3%
Other	0.3	0.1	0.4	0.4	—	—%
Total	$31.7	$0.5	$32.2	$32.6	$(0.4)	(1.2)%

Nine-month period ended	September 30, 2024			September 30, 2023	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$84.3	$1.8	$86.1	$93.9	$(7.8)	(8.3)%
Pack sales and associate fees	3.4	0.1	3.5	4.7	(1.2)	(25.5)%
Other	1.2	—	1.2	0.7	0.5	71.4%
Total	$88.9	$1.9	$90.8	$99.3	$(8.5)	(8.6)%

Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended September 30, 2024 decreased by $0.9 million, or 2.9%, as compared to the same period in 2023. On a Constant dollar basis, product sales for the three months ended September 30, 2024 decreased $0.5 million, or 1.6%, as compared to the same period in 2023. The decrease in product sales for the three months ended September 30, 2024 reflects a 6.4% decrease in the number of orders processed and a decrease in the average order value to $178, as compared to $177 for the same period in 2023.
The Company experienced supply chain issues with some products during 2024, which led to stock outs of certain products and affected the timing of certain key product promotions during the year. Product sales for the nine months ended September 30, 2024 decreased by $9.6 million, or 10.2%, as compared to the same period in 2023. On a Constant dollar basis, product sales for the nine months ended September 30, 2024 declined $7.8 million, or 8.3%, as compared to the same period in 2023. The decrease in product sales for the nine months ended September 30, 2024 reflects a 7.2% decrease in the number of orders processed and a decrease in the average order value to $171, as compared to $178 for the same period in 2023.

Pack sales, Associate Fees and Recruiting
Recruitment of new independent associates and preferred customers decreased by 28.1% to 16,741 in the third quarter of 2024, as compared with 23,296 in the third quarter of 2023. We attribute the lower number of orders processed in the three months ended September 30, 2024 to a combination of the lower number of new independent associates and preferred customers recruited during the period.
Pack sales and associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended September 30, 2024 and 2023 were as follows:

	2024		2023
New	68,000	50.0%	78,000	53.4%
Continuing	68,000	50.0%	68,000	46.6%
Total	136,000	100.0%	146,000	100.0%

The Company collects associate fees in lieu of selling packs in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees in lieu of pack sales within the United States, Canada, South Africa, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden the United Kingdom. Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan.
In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials. The decline in pack sales occurred principally in Korea.
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
For the three months ended September 30, 2024 and 2023, other sales were $0.3 million and $0.4 million, respectively.
For the nine months ended September 30, 2024 and 2023, other sales were $1.2 million and $0.7 million, respectively.

Gross Profit
For the three months ended September 30, 2024, gross profit decreased by $2.3 million, or 8.9%, to $23.6 million, as compared to $25.9 million for the same period in 2023. For the three months ended September 30, 2024, gross profit as a percentage of net sales decreased to 74.5%, as compared to 79.6% for the same period in 2023. The decrease in gross profit in dollar terms is principally due to increased product costs, including inventory markdowns, and increased freight costs. The timing of certain sales promotions also reduced gross profit as a percentage of net sales during the quarter, compared with the same period in 2023.
For the nine months ended September 30, 2024, gross profit decreased by $10.1 million, or 12.9%, to $68.1 million, as compared to $78.2 million for the same period in 2023. The decrease in gross profit in dollar terms is principally due to increased costs related to supply chain challenges, including increased product costs and increased freight costs. For the nine months ended September 30, 2024, gross profit as a percentage of net sales decreased to 76.6%, as compared to 78.8% for the same period in 2023.

Commissions and Incentives
Commission expense for the three months ended September 30, 2024 decreased by 2.0%, or $0.2 million, to $12.2 million, as compared to $12.4 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended September 30, 2024 primarily due to a decline in our sales. For the three months ended September 30, 2024, commissions as a percentage of net sales remained constant at 38.3%.
Commission expense for the nine months ended September 30, 2024 decreased by 9.2%, or $3.5 million, to $34.5 million, as compared to $38.0 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased during the nine months ended September 30, 2024 primarily due to a decline in our sales. For the nine months ended September 30, 2024, commissions as a percentage of net sales increased to 38.8% from 38.3% for the same period in 2023.
Incentive costs for the three months ended September 30, 2024 and 2023 remained constant at $0.7 million. For the three months ended September 30, 2024, incentives as a percentage of net sales remained constant at 2.3%.
Incentive costs for the nine months ended September 30, 2024 decreased to $1.8 million, as compared to $2.2 million for the same period in 2023 . For the nine months ended September 30, 2024, incentives as a percentage of net sales decreased to 2.0% from 2.2% for the same period in 2023. The decrease was related to travel incentives in the Americas and Asia/Pacific.

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
For the three months ended September 30, 2024, selling and administrative expenses decreased by $2.8 million, or 21.8%, to $9.8 million, as compared to $12.6 million for the same period in 2023. The decrease in selling and administrative expenses was the result of a $0.9 million reduction in payroll costs, a $0.6 million decrease in marketing costs, a $0.6 million decrease to bad debt, a $0.3 million decrease in professional and consulting fees, a $0.2 million decrease in office expenses, $0.1 million decrease in depreciation expense and a $0.1 million decrease in travel and entertainment costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2024 decreased to 31.0% from 38.6% for the same period in 2023.
For the nine months ended September 30, 2024, selling and administrative expenses decreased by $6.8 million, or 17.8%, to $31.3 million, as compared to $38.1 million for the same period in 2023. The decrease in selling and administrative expenses was the result of judicious cost reductions, including a $2.3 million decrease in payroll costs, a $1.7 million decrease in professional and consulting fees, a $0.9 million decrease in marketing costs, a $0.6 million decrease to bad debt, a $0.5 million decrease in costs of office space, a $0.4 million decrease in travel and entertainment costs, a $0.2 million decrease in contract labor costs and a $0.2 million decrease in credit card fees. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2024 decreased to 35.2% from 38.4% for the same period in 2023.

Other Income (Expense), Net
Foreign exchange losses were $1.5 million for the three months ended September 30, 2024. Foreign exchange gains were $0.3 million for the three months ended September 30, 2023.
Foreign exchange gains were $0.5 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Income Tax (Provision) Benefit
    Income tax benefit was $0.4 million for the three months ended September 30, 2024 as compared to income tax expense of $0.5 million in the same period last year.
Income tax (provision) or benefit includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the nine months ended September 30:

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
The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three and nine months ended September 30, 2024, the Company’s effective tax rate was 83.9%

and 71.1%, respectively. For the three and nine months ended September 30, 2023, the Company’s effective tax rate was 43.0% and 166.1%, respectively.
The effective tax rates for the three and nine months ended September 30, 2024 and 2023 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
As of September 30, 2024, our cash and cash equivalents increased by 57.2%, or $4.5 million, to $12.2 million from $7.7 million as of December 31, 2023. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.9 million at each of September 30, 2024 and December 31, 2023. The long-term portion of restricted cash balances was $0.6 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At September 30, 2024 and December 31, 2023, our working capital was $5.7 million and $1.9 million, respectively.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the nine months ended September 30 (in millions):

Provided by (Used in):	2024	2023
Operating activities	$2.5	$(1.0)
Investing activities	$(0.4)	$(0.5)
Financing activities	$2.9	$(1.6)

Operating Activities
Operating activities provided $2.5 million cash for the nine months ended September 30, 2024 as compared to a use of $1.0 million cash in the same period in 2023. The improvement is due to reduced operating costs and management of inventory carrying balances over the nine months ended September 30, 2024.
Investing Activities
For the nine months ended September 30, 2024 and 2023, we invested cash of $0.4 million and $0.5 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities
For the nine months ended September 30, 2024 our financing activities provided cash of $2.9 million. We received $3.6 million from the issuance of notes payable (see Note 4) and we used $0.7 million in the repayment of finance lease obligations.
For the nine months ended September 30, 2023 our financing activities used $1.6 million. For the nine months ended September 30, 2023, we used $0.7 million in payments of dividends to shareholders, $0.7 million in the repayment of finance lease obligations and $0.2 million in the repurchase of common stock.

General Liquidity and Cash Flows

Short Term Liquidity
As of September 30, 2024, our cash and cash equivalents was $12.2 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.
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
We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities. At September 30, 2024, we have one supply agreement which was amended on April 18, 2024, that requires the Company to purchase an aggregate of $1.8 million through 2025, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At September 30, 2024, our operating lease liabilities were $3.3 million, of which $1.5 million is presented as the current portion and $1.8 million is presented as Operating lease liabilities excluding current portion on our Condensed Consolidated Balance Sheets. We also have finance lease liabilities of $1.0 million and lease restoration liabilities of $0.4 million.
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
However, if our reorganization plans are not successful, or if we experience further or unexpected disruption in our supply chain, and/or potential decreases in consumer demands, our sales and our overall liquidity in the next twelve months could be negatively impacted. If our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

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

CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of September 30, 2024.

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

Tax Valuation Allowances
    As of September 30, 2024, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

Revenue Recognition and Deferred Commissions
Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. During the quarter ended September 30, 2024 the Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were FOB destination, so the Company recognized revenue upon delivery of the product to the customer. We recorded the value of orders shipped but not yet delivered to customers as Deferred revenue on our Consolidated Balance Sheet. Corporate-sponsored event revenue is recognized when the event is held.
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

Changes in Internal Control over Financial Reporting
    During the quarter ended September 30, 2024, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: November 12, 2024	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: November 12, 2024	By:	/s/ James Clavijo
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
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, which involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2024

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
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, which involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2024

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2024

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending September 30, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Clavijo, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2024

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.