Form 10-K
period 2024-12-31
MANNATECH INC
filed 2025-03-26
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2024, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $7,792,238 based on the closing sale price of $6.79, as reported on The Nasdaq Capital Market.

The number of shares of the Registrant’s common stock outstanding as of March 18, 2025 was 1,900,930 shares.

Documents Incorporated by Reference

Mannatech, Incorporated incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to its definitive proxy statement for its 2025 annual shareholders’ meeting to be filed pursuant to Regulation 14A no later than 120 days after the end of its fiscal year.

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
•the competitive nature of our business with respect to products and pricing; and
•publicity related to our products or network marketing.

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

PART I

Item 1.    Business

Overview
Mannatech, Incorporated ("Mannatech" or the "Company") is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During the second quarter of 2024, the Company liquidated its entity in Sweden, Mannatech Sverige AB.
    We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of December 31, 2024, we had approximately 133,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and packs and/or payment of associate fees within the last 12 months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.
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
In July 2024, the Company ceased operating its tiered affiliate program in the United States which conducted business under the brand name, “Trulu™” (“Trulu”) and was operated by our wholly owned subsidiary, New Economy Marketing Opportunities, LLC. The affiliate program business was separate from our network marketing business. Trulu affiliates earned commissions on the sale of Trulu products under a commission plan that was separate from the Mannatech network marketing commission plan.
Our common stock trades on The Nasdaq Capital Markets (“Nasdaq”) under the symbol “MTEX.” Information for each of our two most recent fiscal years, with respect to our net sales, results of operations, and identifiable assets is set forth in the Consolidated Financial Statements of this report.

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
•In 2019, Mannatech’s key product launches were: Eye Support, TruPlenish Chocolate and Vanilla sachets, New Catalyst, Liver Support, and Sleep Support products in various markets.
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
•In 2024, Mannatech's latest product launches included TruEdge Coffee, TruEdge Energy and TruHealth Satiety in the United States. Women's Premier All-in-One was launched in Korea. Luminovation was launched in multiple markets including Thailand, Mexico, Australia and South Africa. Osolin launched in Thailand.
Mannatech offers products that include glycan nutrients, a unique category of nutrients sourced from plants and designed to provide a variety of health benefits. We focus on producing products that are from natural sources, as well as other scientifically based efficacious sources in the following product categories:
Integrative Health, which offers a variety of nutritional supplements that are designed to aid in optimizing overall health and wellness. This category includes a variety of daily nutritional supplements, health solutions for children, and additional nutrients designed to support the body's optimal levels.
Targeted Health, which is designed to give the human body an extra edge with products designed to target specific areas and provide additional nutrients that help support body system health.
Weight and Fitness, which offers products designed to curb appetite and burn fat, build lean muscle tissue, and support recovery from overexertion.
Skin Care, which offers a K-Beauty inspired line, designed to enhance skin vitality through advanced Korean skincare principles. Focused on deep hydration, moisture retention, and barrier support, these formulations help promote a naturally radiant, youthful complexion, while reducing the appearance of fine lines and wrinkles.
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
Integrative Health
Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®
Catalyst™, Cognitate®, Manapol® Powder, MannaBears®, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, Chaga Cafe, Glycentials™, MannaTea™, PhytoCleanse, MightyBears®, MannaGel™, Tru-C™, TruCoffee®, TruEdge Coffee and TruEdge Energy

Targeted Health
BounceBack®, CardioBALANCE®, GI-ProBalance®, GI-Zyme®, GI-Defense®, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM®, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, I-Start, MannaAloe® with AloePrime®, Chlorophyll, MANNAGEL™, MegaKids, GlyCollagen con Aloe Prime, M Gold+ con aloe Prime™ and GlycoForce + con aloePrime™, EnzymeProBalance, Luminivation Collagen Glaze, M Gold+, Men's Prime 7 and Women's Premier All-in-One

Weight and Fitness	OsoLean®, SPORT™, TruHealth™ Fat Loss System, including: TruHealth™ Shake, TruHealth™ Cleanse, TruSHAPE™, EM∙PACT® and Mannashake™, EMPACT Plus TruHealth Satiety™ and Yogurt Nuts Protein Bar
Skin Care	Emprizone®, FIRM with Ambrotose®, FreshDen® and Luminovation™
Essentials	Catalyst™ Multivitamin, Eye Support, Liver Support, Joint Support SUPERFOOD, Sleep Support gummies and Stress Support gummies

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Ambrotose, and Optimal Support Packets products.
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
Direct Selling/Network Marketing Channel. Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Associations, in 2023, approximately 103 million global direct sellers collectively generated annual retail sales of $167.6 billion.

Operating Strengths
High-Quality, Innovative, Proprietary Products. We base our product concept on the scientific findings that certain glyconutrients, also known as glycans, monosaccharides and polysaccharides, are essential for maintaining a healthy immune system. We believe the addition of effective nutritional supplements to a well-balanced diet, coupled with an effective exercise and sleep program, will enhance and help maintain optimal health and wellness. We focus on producing products by developing scientifically sound, and innovative wellness solutions, with safe ingredients that are designed to use nutrients working through normal physiology to help achieve and maintain optimal health and wellness.
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

These efforts include developing and maintaining quality standards, supporting development efforts for new ingredients and compounds, and improving or enhancing existing products or ingredients. In addition, our research and development team identify other quality-driven suppliers and manufacturers for both our global and regional needs.
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
•the Taiwan Food and Drug Administration;
•the Japan Ministry of Health Labor and Welfare;
•the Singapore Health Sciences Authority;
•the South African Department of Health and the South African Health Products Regulatory Authority Board;
•the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office; and
•Thailand Food and Drug Administration
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

▪providing comprehensive corporate websites that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools (including www.mannatech.com, www.allaboutmannatech.com, library.mannatech.com, mannatech.ai, training.mannatech.com, events.mannatech.com, and www.mannafest.com);
▪maintaining online platforms and reporting using industry-focused partnerships that provides access to downline organization reporting and sales reporting for our independent associates;
▪providing MannaGO, an app and web-based platform that provides a vast library of marketing resources, which are easily shareable and maintain full attribution to the associate who shares the resource. This app is a hub for the associates’ business, providing prompts to help with delivering excellent customer care and maintaining a person connection with customers and downline members.

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
Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2024, our Board of Directors is composed of six directors, including three independent directors. We believe our board members have a wealth of knowledge and experience in all aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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
Developing New Products and Enhancing Existing Products. We continue to focus on new areas for future product development. We continue our research efforts and strive to ensure that all of our products are made from high quality, effective ingredients in which many formulas contain one or more of our proprietary compounds or a combination of ingredients, which we believe supports our goal to be a cutting-edge industry leader. We expect that any future products we develop will further complement and enhance our existing products.
Providing Outstanding Product Value and Results to Customers. We work to ensure that all associates and their customers have a great experience with each of our products that deliver tangible results, are supported by science, and are backed by a powerful satisfaction guarantee. Mannatech has created a culture around “customer obsession.” Our customers are at the center of everything we do.

Intellectual Property
Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2024, we had 38 registered trademarks in the United States and three trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2024, we had 532 registered trademarks in 35 foreign jurisdictions and 28 trademark applications pending in 10 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third-party anywhere in the United States provided the unauthorized third-party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.
Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2024, we had 17 patents for technology related to our Ambrotose® formulation, all of which are in 15 foreign jurisdictions. Overall, as of December 31, 2024, 74 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance™, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have two patent applications pending in two foreign jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.
Associate Distribution System
Overview. Our sales philosophy is to distribute our products to consumers for personal consumption or resale. We principally distribute our products through network marketing channels where independent associates and preferred customers purchase our products at a discounted value. Independent associates are eligible to participate in our global associate career and compensation plan. All of our associates are independent contractors. We provide each new independent associate with our policies and procedures that require the independent associates to comply with regulatory guidelines and act in a consistent and professional manner.
Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 133,000 and 145,000 active associate and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the years ended December 31, 2024, and 2023, respectively. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.
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
•offering an extensive business-building genealogy system, which contains sales reporting, graphs, maps, alerts, rank advancement guidance, and business volume reports;

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
•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon voluntarily terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus any shipping cost, if applicable. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.
Artificial Intelligence

We utilize advanced artificial intelligence (“AI”) algorithms and technologies to enhance various aspects of our operations. These enhancements include improving customer experience, optimizing our marketing execution, and enabling more effective analysis and use of our operating and financial data. Given the evolving nature and complexity of AI technologies, there remains inherent operational and legal risks. For more details, refer to Item 1A – Risk Factors – “We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations,” which highlights potential challenges in managing AI use, including reputational harm, competitive harm, legal liability and potential adverse effects on our results of operations.

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
•the FDA;
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
The Modernization of Cosmetics Regulation Act of 2022, ("MoCRA"), was signed into law in December 2022. MoCRA expands the FDA’s oversight of the cosmetic industry. MoCRA requires adverse event recordkeeping and reporting, manufacturer facility registration, product listing, records supporting safety substantiation, minor label modifications including contact information for adverse event reporting and labeling of fragrance allergens. MoCRA also grants the FDA the authority to initiate mandatory product recalls as well as the authority to suspend facility registration when warranted. Cosmetic manufacturers are required to comply with cosmetics specific current Good Manufacturing Processes.
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

International Regulations. We are also subject to extensive regulations in each country in which we operate. Currently we sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, China and Thailand). Some of the country-specific regulations include the following:
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
•the Food Act (B.E. 2551 and 2561), regulating the production, importation and distribution of food and dietary supplements, the Direct Selling and Direct Marketing Act (B.E. 2545) and its Third Amendment (B.E. 2560); and the Royal Ordinance on Fisheries (B.E. 2558) in Thailand; and
•the Regulation on the Prohibition of Pyramid Selling, the Regulation on Administration of Direct Sales, the Law on Protection of Consumer Rights, the Food Safety Law, and the Anti-Unfair Competition Law in China.
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
•our 30 year track record in the business of selling nutritional products;
•our business model which does not require our independent associates to carry inventory or accounts receivable;
•our unique and financially rewarding global associate compensation plan;
•our innovative marketing and educational tools; and
•our easy and convenient delivery system.

Employees
At December 31, 2024 and 2023, we employed 189 and 213 people, respectively, as set forth below:

	2024	2023
Americas	107	123
Asia/Pacific	75	83
EMEA	7	7
Total	189	213

	2024	2023
Full-time employees	189	213
Total	189	213
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
As of December 31, 2024, we had approximately 133,000 active associates and preferred customer positions held by individuals who purchased our products and/or packs or paid associate fees within the last 12 months, of which 155 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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
We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2024, we had 17 patents for the technology relating to our Ambrotose® formulation, all of which were issued, granted, and validated in 15 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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
We maintain supply agreements with our suppliers and manufacturers. One of our supply agreements, under which the supplier provides us with certain aloe vera-based raw materials, requires us to purchase raw materials in an aggregate amount of $1.1 million through 2025. Failure to purchase minimum amounts could adversely affect our business and operating results.

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

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Ambrotose, and Optimal Support Packets products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position.
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

If we incur substantial liability from litigation, complaints, or enforcement actions or incur liabilities or penalties resulting from misconduct by our independent associates, our financial condition could suffer and could have a negative impact on our profitability and growth prospects.
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

A downturn in the economy, could affect consumer purchases of discretionary items such as the health and wellness products that we offer, which could have an adverse effect on our business, financial condition, profitability, and cash flows.
We appeal to a wide demographic consumer profile and offer a broad selection of health and wellness products. A downturn in the economy could adversely impact consumer purchases of discretionary items such as health and wellness products. The United States and global economies may slow dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets, volatility in worldwide stock markets, or another pandemic. In the event of such economic downturn, the U.S. and global economies could become significantly challenged in a recessionary state for an indeterminate period of time. These economic conditions could cause many of our existing and potential associates to delay or reduce purchases of our products for some time, which in turn could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict these economic conditions or the impact they would have on our consumers or business.

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

Other countries have enacted and will be enacting similar laws. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) went into effect on November 1, 2018. PIPEDA applies to foreign organizations with a real and substantial link to Canada that collect, use, or disclose the personal information of Canadians in the course of their commercial activities. Under PIPEDA, an organization must notify individuals of any breach of the security of safeguards involving their personal information if it is reasonable to believe that the breach creates a “real risk of significant harm.” Concurrently, the organization must also report to the Privacy Commissioner of Canada. On December 31, 2024, the South Korean Personal Information Protection Commission announced draft Consolidated Guidelines on Personal Information Processing for the recently amended Personal Information Protection Act. The South Africa Protection of Personal Information Act (“POPI”) went effective on July 1, 2021. POPI shares similarities with both the EU GDPR and the California Consumer Privacy Act (“CCPA”). On August 20, 2021, the Personal Information Protection Law (“PIPL”) became effective in China. PIPL is designed to protect online users’ data privacy. Regarded as China’s version of the GDPR, PIPL lays out a comprehensive set of rules on how business operators should collect, use, process, share, and transfer personal information in China. Our failure or inability to comply with data protection regimes domestically and in foreign countries could result in fines, penalties, injunctions, or material litigation expenditures.
As noted above, many states have enacted data protection requirements. California enacted CCPA, effective on January 1, 2020, as amended by the California Privacy Rights Act to provide enhanced data privacy protections to California residents. CCPA applies to companies with annual gross revenues in excess of $25 million and other thresholds.Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Montana, Texas, Florida, Delaware, and Oregon all have adopted laws introducing privacy obligations and many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. The FTC and state attorneys general also review privacy and data protection for consumers.

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

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate various artificial intelligence (“AI”) solutions into our digital infrastructure, services, offerings and features, and these applications are becoming important in our operations. We have not established definitive policies regarding the use of AI platforms and algorithms in our business and with our data and information, and we do not have systems in place that inventory all of the AI-based applications that may be in use in our enterprise. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, biased or in violation of third parties’ intellectual property rights, our business, reputation, financial condition, and results of operations could be adversely affected.

The use of AI applications may result in cybersecurity incidents that implicate the personal data of consumers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, such as the proper use of copyrighted material with AI applications, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Interruption or failure of our information technology and communications systems could impair the delivery of our service and harm our business.

We rely on our own systems and systems of third party vendors to assist our business. Any degradation in the quality, or any failure, of our systems could reduce our revenues, cause us to lose customers and damage our brands. Although we have implemented practices designed to maintain the availability of the information technology and service delivery systems we rely on and mitigate the harm of any unplanned interruptions, we cannot anticipate all eventualities. We occasionally experience unplanned outages or technical difficulties. We could also experience loss of data or processing capabilities, which could cause us to lose customers and could harm our reputation and operating results.

We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take, fulfill and handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us from servicing customers or cause data to be unintentionally disclosed. Our services have experienced, and we expect them to continue to experience, periodic service interruptions and delays involving our own systems and those of our vendors.

Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses or other attempts to harm our systems. The occurrence of any of these events could result in interruptions in our services and unauthorized access to, or alteration of, the content and data contained on our systems and that these third party vendors store and deliver on our behalf.

Damage or interruption to data centers and information technology and communications centers could expose us to data loss or manipulation, disruption of service, monetary and reputational damages, competitive disadvantage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cybersecurity, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other foreign jurisdictions or by various regulatory organizations. As a result, our ability to conduct our business and our results of operations might be adversely affected.

We rely upon our existing cash balances and cash flow from operations to fund our business and meet our contractual obligations. In the event that we do not generate adequate cash flow from operations, we will need to raise money through a debt or equity financing, if available, or curtail operations.

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2024 and 2023, cash and cash equivalents held in bank accounts in foreign countries totaled $5.1 million and $3.5 million, respectively.
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

We have outstanding debt with our directors. Such indebtedness could adversely affect our cash flow and our ability to pursue desirable business opportunities.

On April 23, 2024, we entered into an unsecured Loan and Promissory Note agreements with three related parties, who are members of our Board of Directors, and who are current stockholders, in an aggregate principal amount of $3.6 million. The purpose of the borrowing was to provide funds for general working capital needs, including payment to vendors, expansion of the non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity. As of December 31, 2024, the aggregate outstanding principal balance was $2.9 million and the interest payable was $0.1 million. See Note 10, NOTES PAYABLE, for more information

We may also incur additional indebtedness in the future, Our current debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

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
We currently sell our products in the international markets of Canada, Mexico, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, Netherlands, Norway, South Africa, Spain, Sweden, the United Kingdom, Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China. We operate in China on a non-direct selling business model instead of our traditional network marketing model. In China, multi-level marketing is prohibited by the Prohibition of Pyramid Selling and direct selling without a license is prohibited by the Regulation on the Administration of Direct Sales. Our international operations could experience changes in legal and regulatory requirements, as well as difficulties in adapting to new foreign cultures and business customs. If we do not adequately address such issues, our international markets may not meet growth expectations. Our international operations and future expansion plans are subject to political, economic, and social uncertainties, including:
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
•a pandemic;
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
For the year ended December 31, 2024, we recognized 76.3% of net sales in markets outside of the United States and 66.3% in markets outside of the Americas. For the year ended December 31, 2023, we recognized 77.2% of net sales in markets outside of the United States and 67.6% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, our 2024 net sales decreased 8.6% on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), and unfavorable foreign exchange caused a $2.7 million decrease in GAAP net sales as compared to 2023. In other words, 2024 sales would have been $2.7 million higher than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

In January 2025, the FTC issued a Notice of Proposed Rulemaking: Earnings Claim Rule Regarding Multi-Level Marketing, which proposes to ensure that prospective distributors have an accurate understanding of their potential for earnings under a multi-level marketing company’s compensation plan. Additionally, in January 2025, the FTC issued an Advanced Notice of Public Rulemaking: Earnings Claim Rule Regarding Multi-Level Marketing (Additional Provisions), which seeks comment on whether the proposed rule should include additional provisions such as a net earnings disclosure requirement and a “cooling off” period. Additionally, in January 2025, the FTC issued a Notice of Public Rulemaking regarding changes to the Business Opportunity Rule, which would expand the scope to cover money-making opportunities and proposed a definition of “earnings” and “earnings claims” and includes recordkeeping and substantiation requirements. As a direct selling company, we are currently exempt from the Business Opportunity Rule. A potential rule on the use of earnings claims by us or our independent associates or an expansion of the business opportunity rule to include direct selling companies could have a negative effect on our business by requiring burdensome administrative disclosure obligations that could prevent individuals from engaging in our business.

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

If federal, state, or local laws and regulations or the interpretation of those laws and regulations require us to treat our independent associates as employees, or if they are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors, under existing laws and interpretations, we may be deemed to be responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security and related taxes in those jurisdictions, wages, employee benefits, plus any related assessments and penalties, which could harm our financial position and operations.

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
On January 4, 2019, the DSA established a third party self-regulatory program administered by the Council of Better Business Bureaus. The new entity, the Direct Selling Self-Regulatory Council (“DSSRC”), monitors the entire direct selling marketplace, including websites and social media of direct selling companies and their respective independent distributors in the areas of income representations and product claims. The DSSRC reports potentially non-compliant companies to the appropriate government agencies and manages consumer/company complaint resolution.
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

Between October 2022 and September 2024, the Company's Ambrotose Life® and and Ambrotose® Complex products and its manufacturer Natural Aloe de Costa Rica (“NACR”) were placed on two separate import alerts requiring the goods to be detained without physical examination (“Import Alert(s)”). The first Import Alert for Ambrotose Life powder asserted that formatting issues on the supplement facts panel. The formatting issues, which were immediately corrected, centered on stating “O g” or “0%” instead of “< 1g” or less than “< 1%” for sugar and sodium, respectively. We were also asked to remove the statement, “Not a significant source of saturated fat, trans fat, cholesterol, protein, vitamin D, calcium, or iron.” The FDA’s second Import Alert asserted there was an improper claim for Ambrotose Complex powder on our website. While we reasoned that we held the requisite substantiation for that claim, the Company opted to remove the claim from its website to expedite release of the product. While both the labeling issues and the claim issue raised by the FDA were promptly addressed, we continued to experience FDA holds due to the Import Alerts. The FDA released the Company’s Ambrotose Life product and NACR from the first Import Alert on February 6, 2024. The FDA released the Company’s Ambrotose Complex product and NACR from the second Import Alert on September 23, 2024. Future holds and requested changes by the FDA could cause delays within our supply chain resulting in potential back orders, which could reduce associate and customer confidence and have a negative impact on our sales.

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
On January 8, 2019, China’s State Administration of Market Regulation, along with 12 other government ministries and agencies, jointly launched a nationwide “100-day campaign” to crack down on illegal practices involving health products, and in particular, those operating in the direct selling channel. The campaign was initiated amid growing controversies surrounding, Quanjian, a licensed direct selling company suspected of operating a pyramid scheme and engaging in marketing practices that exaggerated the effectiveness of its health products. Other direct selling firms operating in China were cautioned to stop making false or exaggerated health claims through public advertising and their distributors. As part of the 100-day campaign, China also suspended the registration, approval, and issuance of direct selling licenses. The 100-day campaign was completed on April 18, 2019. Subsequent to the campaign, Quanjian was fined approximately $14.0 million and its founder and chairman was sentenced to nine years in prison and assessed a fine of approximately $7.0 million. The suspension of issuing direct selling licenses continues. The Chinese government has not re-opened the application review process for direct selling licenses and has not indicated when or if it plans to do so. The Chinese government's scrutiny of the direct selling industry remains high following the 2019 review.

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
In addition, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes sometimes appear to occur without regard to specific operating performance. The price of our common stock in the open market could fluctuate based on factors that have little or nothing to do with us or that are outside of our control. For example, general economic conditions, recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock in the future.

Certain shareholders, directors, and officers own a significant amount of our stock, which could allow them to influence corporate transactions and other matters.
As of December 31, 2024, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 43.81% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

Our failure to comply with The Nasdaq Capital Market continued listing standards may adversely affect the price and liquidity of our shares of common stock as well as our ability to raise capital in the future.
Prior to September 30, 2024, the Company’s common stock was traded on The Nasdaq Global Select Market. As previously disclosed, on August 19, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with the minimum net equity requirement of $10.0 million under the Nasdaq Listing Rules for The Global Select Market tier. The Company opted to apply to Nasdaq to transfer the listing of its common stock to the Nasdaq Capital Market tier under Listing Rule 5810(c)(3)(A). As previously reported on our Current Report on Form 8-K filed on September 27, 2024, Nasdaq approved the Company’s application on September 26, 2024.

The Company’s common stock began trading on The Nasdaq Capital Market on September 30, 2024. The Company's common stock continues to trade under the symbol "MTEX." The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market. All companies listed on The Nasdaq Capital Market must meet certain financial requirements and adhere to Nasdaq’s corporate governance standards.

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
Our Senior Director of IT Operations oversees a team of analysts and operations support personnel and has extensive experience with the company’s applications and infrastructure. Our senior director reports to the Senior Vice President of Global Operations, who communicates to the President and CEO who then communicates directly with the Nominating/Governance and Compliance Committee and the Board.

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

Governance
Our Board of Directors engages in the assessment, oversight, and management of material risks that could affect the company. The board has delegated to the Nominating/Governance and Compliance Committee the oversight responsibility for our cybersecurity risk management program to ensure that cybersecurity risks are identified, assessed, managed, and monitored. This oversight includes compliance with disclosure obligations and requirements, cooperation with law enforcement, and related effects on financial risks and is responsible for reporting its findings and recommendations to the full board for its consideration. Our IT operations team and other members of management discuss cyber risks and trends, and if they arise, any material incidents with senior executives and the Nominating/Governance and Compliance Committee.

Item 2.    Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Area	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	June 2028
St. Leonards, Australia (Australian headquarters)	1,668 sq. feet	June 2026
Minago-Ku Tokyo, Japan (Shinagawa Grand Central Tower)	3,497 sq. feet	April 2025
Yeongnam Tower, Sincheon-dong, (Daegu Center)	3,557 sq. feet	June 2025
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	10,596 sq. feet	June 2025
Gangnam-gu Seoul, Korea (Seoul training center)	18,441 sq. feet	June 2025
Haewoondae-gu, Busan, Korea (Pusan training center)	6,800 sq. feet	March 2027
Incheon, South Korea (Incheon training center)	7,754 sq. feet	April 2025
Taiwan Bldg 13F Taipei City (Shu-Yeng CHEN)	93 sq. feet	August 2025
Tsuen Wan, New Territories, Hong Kong (office)	5,306 sq. feet	July 2025
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2025
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2026
Richmond, British Columbia, Canada (Canada training center)	1,963 sq. feet	September 2025
Bedfordview, South Africa (office)	4,123 sq. feet	N/A (1)
Guadalajara, Mexico (customer service center)	4,187 sq. feet	March 2026
Mexico City, 1st flr Mexico (customer service center)	1,324 sq. feet	August 2025
Mexico City, 3rd flr Mexico (office)	1,324 sq. feet	August 2025
Colima, Mexico (office)	732 sq. feet	December 2025
Amsterdam, Netherlands (shared office space)	50 sq.feet	August 2025
Bangkok, Thailand (CW Tower) (Unit 404)	397 sq. feet	March 2026

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

Holders. As of March 18, 2025, there were 1,031 shareholders of record.

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

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities. None.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of years ended December 31, 2024 and 2023. This discussion should be read in conjunction with “Item 15.1 – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW
Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During the second quarter of 2024, the Company liquidated its entity in Sweden, Mannatech Sverige AB.
We conduct our business as a single operating segment and primarily sell our products through a network of approximately 133,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New pack sales and the receipt of new associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid, or packs and products are purchased for the first time under a new account. We review and analyze net sales by geographical location and by packs and products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.
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

Current Economic Conditions and Recent Developments
Consolidated net sales for the year ended December 31, 2024 was $117.9 million, as compared to $132.0 million for the year ended December 31, 2023. Net sales decreased $14.1 million, or 10.7%, for 2024, as compared to 2023. Our 2024 net sales declined $11.4 million, or 8.6%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $2.7 million decrease in GAAP net sales as compared to 2023.

We generated operating income of $1.4 million for the year ended December 31, 2024, as compared to an operating loss of $1.0 million for the same period last year. Our 2024 operating income, on a Constant dollar basis (see Non-GAAP Financial Measures, below), was $2.2 million.
On a consolidated basis, the strength of the U.S. dollar against the Korean Won during 2024, provided a foreign currency gain of $2.6 million in other income. This resulted in net income of $2.5 million, or $1.32 per diluted share, for the year ended December 31, 2024, as compared to a net loss of $2.2 million, or $1.20 per diluted share for the year ended December 31, 2023.

RESULTS OF OPERATIONS
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2024 and 2023 (in thousands, except percentages).

	2024		2023		Change
	Total Dollars	% of net sales	Total Dollars	% of net sales	Dollar	Percentage
Net sales	$117,866	100.0%	$131,955	100.0%	$(14,089)	(10.7)%
Cost of sales	26,406	22.4%	29,090	22.0%	(2,684)	(9.2)%
Gross profit	91,460	77.6%	102,865	78.0%	(11,405)	(11.1)%

Operating expenses:
Commissions and incentives	48,309	41.0%	53,588	40.6%	(5,279)	(9.9)%
Selling and administrative expenses	41,722	35.4%	50,241	38.1%	(8,519)	(17.0)%
Total operating expenses	90,031	76.4%	103,829	78.7%	(13,798)	(13.3)%
Income (loss) from operations	1,429	1.2%	(964)	(0.7)%	2,393	(248.2)%
Interest (expense) income	(279)	(0.2)%	4	—%	(283)	(7,075.0)%
Other income (expense), net	2,590	2.2%	(170)	(0.1)%	2,760	1,623.5%
Income (loss) before income taxes	3,740	3.2%	(1,130)	(0.9)%	4,870	431.0%
Income tax provision	(1,250)	(1.1)%	(1,109)	(0.8)%	(141)	12.7%
Net income (loss)	$2,490	2.1%	$(2,239)	(1.7)%	$4,729	211.2%

Non-GAAP Financial Measures
To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), the table below summarizes operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and Income (Loss) from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and our operating results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars in the current year, we calculate current year results at a constant exchange rate utilizing the prior year’s rate. Currency impact is determined as the difference between the actual GAAP results and the recalculated results for the current year at the constant dollar rates
At December 31, 2024, our net sales declined $11.4 million, or 8.6% on a Constant dollar basis (see reconciliation of Non-GAAP Financial Measures in the table below); unfavorable foreign exchange caused a $2.7 million decrease in GAAP net sales as compared to the same period in 2023.
    A reconciliation of non-GAAP financial measures to GAAP results for the year ended December 31, 2024 and 2023 is presented as follows (in millions, except percentages):

	2024			2023	Constant Dollar Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$117.9	$2.7	$120.6	$132.0	$(11.4)	(8.6)%
Gross profit	$91.5	$2.2	$93.7	$102.9	$(9.2)	(8.9)%
Income (loss) from operations	$1.4	$0.8	$2.2	$(1.0)	$3.2	(320.0)%

Net Sales by Region
For the years ended December 31, 2024, our operations outside of the Americas accounted for 66.3% of our consolidated net sales, as compared to 67.6% in 2023.

Consolidated net sales by region for the years ended December 31, 2024 and 2023 were as follows (in millions, except percentages):

	2024		2023
Americas	$39.7	33.7%	$42.8	32.4%
Asia/Pacific	69.0	58.5%	79.4	60.2%
EMEA	9.2	7.8%	9.8	7.4%
Total	$117.9	100.0%	$132.0	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2024 and 2023 were as follows (in millions, except percentages):

	2024		2023
Domestic	$28.0	23.7%	$30.2	22.9%
Foreign	89.9	76.3%	101.8	77.1%
Total	$117.9	100.0%	$132.0	100.0%

Sales for the Americas decreased by $3.1 million, or 7.2%, to $39.7 million for 2024 as compared to $42.8 million for the same period in 2023. This decrease was primarily due to a 8.6% decline in the number of active independent associates and preferred customers, which was partially offset by a 1.5% increase in revenue per active independent associate and preferred customer. Sales in the Americas includes the Mexico region. As a result of the weakening of the Mexican Peso in 2024, foreign currency exchange had the effect of decreasing revenue by $0.1 million for the year ended December 31, 2024, as compared to the same period in 2023.
During 2024, Asia/Pacific sales decreased by $10.4 million, or 13.1%, to $69.0 million as compared to $79.4 million for 2023. Foreign currency exchange had the effect of decreasing revenue in 2024 by $2.7 million, as compared to the same period in 2023. The currency impact is primarily due to the weakening of the Korean Won and Japanese Yen. In addition, net sales in the Asia/Pacific region was negatively impacted by a 4.5% decrease in revenue per active independent associate and preferred customer. The number of active independent associates and preferred customers in the Asia/Pacific region decreased 9.0% in 2024 as compared to 2023.
For the year ended December 31, 2024, EMEA sales decreased by $0.6 million, or 6.1%, to $9.2 million as compared to $9.8 million for 2023. This decrease was primarily due to a 6.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 0.9% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the year ended December 31, 2024, as compared to the same period in 2023. The currency impact is primarily due to the strengthening of the South African Rand and British Pound.
Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2024			2023	Constant Dollar Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product sales	$112.3	$2.5	$114.8	$125.3	$(10.5)	(8.4)%
Pack sales and associate fees	4.1	0.2	4.3	5.6	(1.3)	(23.2)%
Other	1.5	—	1.5	1.1	0.4	36.4%
Total	$117.9	$2.7	$120.6	$132.0	$(11.4)	(8.6)%

Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2024 decreased by $13.0 million, or 10.4%, to $112.3 million, as compared to $125.3 million for the same period in 2023. On a constant dollar basis, product sales in 2024 decreased $10.5 million, or 8.4%, as compared to 2023. The decrease in product sales in 2024 reflects a 7.2% decrease in the number of orders processed and a decrease in the average order value of $172, as compared to $180 for the same period in 2023.
We attribute the lower number of orders processed in 2024 to the loss of continuing independent associates and preferred customers as compared to the recruitment of new independent associates and preferred customers. As a group, continuing independent associates and preferred customers place more orders than new recruits. Therefore, the decline in continuing independent associates and preferred customers had a larger impact on the number of orders we received in 2024.
The approximate number of active new and continuing active associates and preferred customers who purchased our products or packs or paid associate fees during the twelve months ended December 31 was as follows:

	2024		2023
New	63,000	47.4%	79,000	54.5%
Continuing	70,000	52.6%	66,000	45.5%
Total	133,000	100.0%	145,000	100.0%

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
Pack sales and associate fees for the year ended December 31, 2024 decreased by $1.5 million, or 26.8%, to $4.1 million, as compared to $5.6 million for the same period in 2023. On a constant dollar basis, pack sales and associate fees in 2024 decreased $1.3 million, or 23.2%, as compared to 2023. The decrease in pack sales and associate fees in 2024 reflects a 3.7% decrease in the number of orders processed and a 24.2% decrease in the average order value of $49, as compared to $65 for the same period in 2023.

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
For the years ended December 31, 2024 and 2023, other sales were $1.5 million and $1.1 million, respectively.

Gross Profit
For the year ended December 31, 2024, gross profit decreased by $11.4 million, or 11.1%, to $91.5 million, as compared to $102.9 million for the same period in 2023. The decrease in gross profit in dollar terms is principally due to the decline in sales. Gross profit as a percentage of net sales decreased to 77.6% for 2024, as compared to 78.0% for 2023, largely due to increased costs related to supply chain challenges, including increased product costs and increased freight costs.

Commission and Incentives
Commission expenses decreased $4.8 million, or 9.4%, to $46.2 million, for the year ended December 31, 2024, as compared to $51.0 million for the same period in 2023. Commissions are earned on sales. Commission expense in dollar terms decreased in 2024 primarily due to a decline in our sales in the year. Commissions as a percentage of net sales was 39.2% for the year ended December 31, 2024 and 38.6% for the same period in the prior year.
Incentive costs decreased for the year ended December 31, 2024 by 19.2%, or $0.5 million, to $2.1 million as compared to $2.6 million for the same period in 2023. The decrease was related to travel incentives in the Americas and Asia/Pacific. The costs of incentives, as a percentage of net sales, decreased to 1.8% for the year ended December 31, 2024, as compared to 2.0% for the same period in 2023.

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
For the years ended December 31, 2024 and 2023, overall selling and administrative expenses were $41.7 million and $50.2 million, respectively. The decrease of $8.5 million primarily includes a $3.2 million decrease in payroll related costs, $1.6 million decrease in legal and consulting fees, $1.5 million decrease in marketing costs, $0.6 million decrease in miscellaneous operating expenses, $0.5 million decrease in travel and entertainment costs, $0.5 million decrease in office expenses, $0.4 million decrease in credit card fees and a $0.2 million decrease in contract labor costs.

Depreciation and Amortization Expense
At December 31, 2024 and 2023, depreciation and amortization expense was $1.5 million and $1.6 million, respectively.

Other Income (expense), net
Primarily due to foreign exchange gains, other income was $2.6 million for the year ended December 31, 2024. At December 31, 2023, other expense was $0.2 million, primarily due to foreign exchange losses.

Income Tax (Provision) Benefit
Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2024	2023
China	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	22.0%
United States(1)	22.2%	22.2%
(1)Includes blended state effective rate of 1.2% for 2024 and 2023 in addition to the U.S federal statutory rate of 21%.

    Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was 33.4% and (98.1)%, respectively. In 2024 and 2023, the Company’s effective tax rate differed from the statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
Cash and cash equivalents was $11.4 million at December 31, 2024, as compared to $7.7 million as of December 31, 2023. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash was $0.6 million and $0.9 million at December 31, 2024 and 2023, respectively. The long-term portion of restricted cash was $0.6 million and $0.7 million at December 31, 2024 and 2023, respectively. Fluctuations in currency rates produced a decrease of $0.8 million in cash and cash equivalents in 2024.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We have historically funded our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At December 31, 2024, our working capital was $5.2 million as compared to $1.9 million at December 31, 2023. The increase in working capital principally reflects the increase in our cash balance which was utilized to fund our operations in 2024, as well as pay down our current liabilities and fund financing activities.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2024	2023
Operating activities	$2.3	$(2.4)
Investing activities	$(0.3)	$(0.7)
Financing activities	$2.0	$(1.9)

Operating Activities
Cash provided in operating activities was $2.3 million for the year ended December 31, 2024, as compared to a use of cash of $2.4 million in the prior year. The primary factors driving the improvement in cash flow from operating activities were net income of $2.5 million compared to a net loss of $2.2 million and an Unrealized FX gain of $3.3 million compared to $0 for the years ended December 31, 2024 and 2023, respectively.

Investing Activities
For the years ended December 31, 2024 and 2023, we invested $0.3 million and $0.7 million, respectively. During the years ended December 31, 2024 and 2023, we invested approximately $0.3 million and $0.7 million in back-office software projects and equipment, reported as property and equipment, respectively.
Financing Activities
For the year ended December 31, 2024, our financing activities provided cash of $2.0 million as compared to a use of cash of $1.9 million for the same period of 2023. During 2024, we received $3.6 million from the issuance of notes payable (see Note 10, Notes Payable) and we used $1.6 million in the repayment of finance lease obligations. For the year ended December 31, 2023, we used approximately $1.0 million in the repayment of finance lease obligations and other long-term liabilities, $0.7 million in the payment of dividends to shareholders, and $0.2 million for the repurchase of common stock.

General Liquidity and Cash Flows

Short Term Liquidity
As of December 31, 2024 and 2023, our cash and cash equivalents totaled $11.4 million and $7.7 million, respectively. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.

On April 23, 2024, the Company entered into unsecured Loan and Promissory Note agreements with three related parties, who are members of the Company’s Board of Directors, and who are current stockholders of the Company, in an aggregate principal amount of $3.6 million (see Note 10, Notes Payable). The purpose of the borrowing was to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity.

We have contractual purchase commitments with certain raw material suppliers to purchase minimum quantities. At December 31, 2024, we have one supply agreement which was amended on April 18, 2024, that requires the Company to purchase an aggregate of $1.1 million through 2025, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At December 31, 2024, our operating lease liabilities were $2.8 million, of which $1.2 million is presented as the current portion and $1.6 million is presented as Operating lease liabilities excluding current portion on our Consolidated Balance Sheets. We also have finance lease liabilities of $1.0 million and lease restoration liabilities of $0.3 million.

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

We are a multinational company operating in numerous tax jurisdictions. We are currently not engaged in any tax related audits. For more information see Note 1, Organization and Summary of Significant Accounting Policies, Note 7, Income Taxes, Note 12, Commitments and Contingencies, and Note 13, Litigation to our Consolidated Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of Mannatech at the date of our financial statements. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, tax valuation allowances, revenue recognition, sales returns, deferred revenues, and accounting for stock-based compensation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical estimates as of December 31, 2024:

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
We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2024 and 2023, our inventory reserves were $0.6 million and $0.4 million, respectively.

Tax Valuation Allowances
We review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2024, we maintained a valuation allowance for deferred tax assets arising from our operations of $6.9 million because they did not meet the “more likely than not” criteria as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. In addition, as of December 31, 2024, we had net deferred tax assets, after valuation allowance and deferred tax liabilities, totaling $1.8 million, which may not be realized if our assumptions and estimates change, which would affect our effective income tax rate and cash flows in the period of discovery or resolution.

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

Revenue Recognition
Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product and pack sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. We recognize revenue from shipped packs and products upon receipt by the customer. During the quarter ended September 30, 2024 the Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were Free on Board ("FOB") destination, so the Company recognized revenue upon delivery of the product to the customer and we recorded the value of orders shipped but not yet delivered to customers as Deferred Revenue on our Consolidated Balance Sheets. Corporate-sponsored event revenue is recognized when the event is held.
Orders placed by associates or preferred customers constitute our contracts with customers. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. The Company's customer loyalty program conveys a material right to the customer to redeem loyalty points for the purchase of products. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the delivery of the product.
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

•Associate and Preferred Customer Product Return Policy. This policy allows the associate or preferred customer to return an order within one year of the purchase date upon voluntarily terminating his/her account. If an associate or preferred customer returns a product unopened and in good condition, he/she may receive a full refund minus any shipping cost, if applicable. We may also allow the associate or preferred customer to receive a full satisfaction guarantee refund if they have tried the product and are not satisfied for any reason, excluding promotional materials. This satisfaction guarantee refund applies in the United States and Canada, only for the first 180 days following the product’s purchase and applies in other countries where we sell our products for the first 90 days following the product’s purchase; however, any commissions earned by an associate will be deducted from the refund. If we discover abuse of the refund policy, we may terminate the associate's or preferred customer's account.
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
We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2024 were as follows:

	Year ended December 31, 2024			As of December 31, 2024
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.62159	0.69255	0.66007	0.62297
Canada (Canadian Dollar)	0.69390	0.75493	0.73032	0.69524
China (Renminbi)	0.13703	0.14264	0.13918	0.13703
Colombia (Peso)	0.00022	0.00027	0.00025	0.00023
Czech Republic (Koruna)	0.04114	0.04471	0.04311	0.04137
Denmark (Kroner)	0.13920	0.15005	0.14511	0.13968
Hong Kong (Hong Kong Dollar)	0.12759	0.12884	0.12816	0.12882
Japan (Yen)	0.00619	0.00712	0.00661	0.00635
Mexico (Peso)	0.04840	0.06121	0.05495	0.04890
New Zealand (New Zealand Dollar)	0.56299	0.63593	0.60537	0.56486
Norway (Krone)	0.08774	0.09832	0.09311	0.08812
Republic of Korea (Won)	0.00068	0.00077	0.00073	0.00068
Singapore (Singapore Dollar)	0.73267	0.78078	0.74868	0.73631
South Africa (Rand)	0.05179	0.05847	0.05465	0.05337
Sweden (Krona)	0.09032	0.09924	0.09469	0.09083
Switzerland (Franc)	1.08754	1.19005	1.13663	1.10728
Taiwan (New Taiwan Dollar)	0.03045	0.03278	0.03117	0.03052
Thailand (Dollar)	0.02694	0.03097	0.02840	0.02935
United Kingdom (British Pound)	1.23557	1.33890	1.27830	1.25672
Various countries (1) (Euro)	1.03845	1.11940	1.08228	1.04172
(1) Austria, Germany, the Netherlands, Estonia, Finland, the Republic of Ireland and Spain

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth in Item 15 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of December 31, 2024, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Item 9B.    Other Information

    During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

    None.

PART III

Documents Incorporated by Reference

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference to the definitive proxy statement for our annual meeting to be filed with the SEC within 120 days after December 31, 2024.

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

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	10-K	000-24657	4.2	March 26, 2020
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea, Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1*	Code of Ethics for Officers	10-K	00-24657	14.1	March 25, 2025
19.1*	Insider Trading Disclosures	10-K	00-24657	19.1	March 25, 2025
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, P.C.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
97.1*	Mandatory Recoupment Policy	*	*	*	*
99.1*	Financial Statement Schedule Regarding Valuation and Qualifying Accounts.	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

* Filed herewith.
† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: March 25, 2025	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: March 25, 2025	By:	/s/ James Clavijo
James Clavijo
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Landen Fredrick	Chief Executive Officer (principal executive officer)	March 25, 2025
Landen Fredrick

/s/ James Clavijo	Chief Financial Officer (principal financial officer)	March 25, 2025
James Clavijo

/s/ J. Stanley Fredrick	Chairman of the Board	March 25, 2025
J. Stanley Fredrick

/s/ Robert A. Toth	Vice Chairman of the Board	March 25, 2025
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	March 25, 2025
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	March 25, 2025
Larry A. Jobe

/s/ Tyler Rameson	Director	March 25, 2025
Tyler Rameson

/s/ John A. Seifrick	Director	March 25, 2025
John A. Seifrick

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Mannatech, Incorporated
Flower Mound, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended and the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Company’s Determination of Transfer Pricing Policies

As described in Note 1 to the consolidated financial statements, the Company is subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income and expenses between the U.S. and foreign entities and that the Company is taxed accordingly. As disclosed in Note 7 to the consolidated financial statements, the Company’s income before income taxes of $3.7 million for the year ended December 31, 2024 comprised of income before income taxes of $0 million in the United States and $3.7 million outside of the United States. This is in part a function of the Company’s transfer pricing policies, which govern the allocation of taxable income and expenses among the Company’s various tax jurisdictions.

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

The primary procedures we performed to address this critical audit matter included:

•Utilizing personnel with specialized knowledge and skill in transfer pricing regulations to assist in evaluating (i) the Company’s transfer pricing policies, which is based on comparisons to comparable companies and precedents set by the various taxing authorities that govern the jurisdictions in which the Company operates, and (ii) jurisdictional profit or loss margins to ensure that the Company’s intercompany transactions and other income and expense allocation methodologies are appropriate and comply with the Company’s transfer pricing policies.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2007.
Dallas, Texas
March 25, 2025

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$11,396	$7,731
Restricted cash	550	938
Accounts receivable, net of allowance of credit losses of $935 and $1,278 in 2024 and 2023, respectively	19	91
Income tax receivable	737	465
Inventories, net	10,405	14,535
Prepaid expenses and other current assets	1,755	1,774
Deferred commissions	1,259	2,130
Total current assets	26,121	27,664
Property and equipment, net	2,858	4,147
Operating lease right-of-use assets	2,094	3,315
Other assets	2,644	3,751
Deferred tax assets, net	1,770	1,611
Long-term restricted cash	569	718
Total assets	$36,056	$41,206
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$8,642	$8,175
Accrued expenses	3,832	5,119
Deferred revenue	3,027	4,786
Accounts payable	2,070	4,010
Current portion of operating lease liabilities	1,178	1,660
Taxes payable	1,788	1,521
Current notes payable	84	240
Current portion of finance lease liabilities	275	269
Total current liabilities	20,896	25,780
Long-term notes payable, excluding current portion	2,900	—
Operating lease liabilities, excluding current portion	1,576	2,582
Other long-term liabilities	1,390	1,404
Finance lease liabilities, excluding current portion	680	956
Total liabilities	27,442	30,722
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,884,814 shares outstanding as of December 31, 2024 and 2,742,857 shares issued and 1,860,154 shares outstanding as of December 31, 2023	—	—
Additional paid-in capital	33,027	33,309
Retained earnings (accumulated deficit)	1,189	(1,301)
Accumulated other comprehensive loss	(5,666)	(1,015)
Treasury stock, at average cost, 858,043 shares as of December 31, 2024 and 882,703 shares as of December 31, 2023	(19,936)	(20,509)
Total shareholders’ equity	8,614	10,484
Total liabilities and shareholders’ equity	$36,056	$41,206
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	For the years ended December 31,
	2024	2023
Net sales	$117,866	$131,955
Cost of sales	26,406	29,090
Gross profit	91,460	102,865
Operating expenses:
Commissions and incentives	48,309	53,588
Selling and administrative expenses	41,722	50,241
Total operating expenses	90,031	103,829
Income (loss) from operations	1,429	(964)
Interest (expense) income, net	(279)	4
Other income (expense), net	2,590	(170)
Income (loss) before income taxes	3,740	(1,130)
Income tax provision	(1,250)	(1,109)
Net income (loss)	$2,490	$(2,239)
Income (loss) per common share:
Basic	$1.32	$(1.20)
Diluted	$1.32	$(1.20)
Weighted-average common shares outstanding:
Basic	1,885	1,866
Diluted	1,885	1,866

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the years ended December 31,
(in thousands)

	2024	2023
Net income (loss)	$2,490	$(2,239)
Other comprehensive loss, net of tax:
Foreign currency translations loss	(4,653)	(819)
Pension obligations, net of tax provision of $1 and $6 in 2024 and 2023, respectively	2	12
Other comprehensive loss	$(4,651)	$(807)

Comprehensive loss	$(2,161)	$(3,046)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at December 31, 2022	1,858,800	$—	$33,377	$1,686	$(208)	$(20,679)	$14,176
Net loss	—	—	—	(2,239)	—	—	(2,239)
Payment of cash dividends	—	—	—	(748)	—	—	(748)
Charge related to stock-based compensation	—	—	43	—	—	—	43
Issuance of unrestricted shares	12,808	—	(76)	—	—	299	223
Stock option exercises	2,000	—	(35)	—	—	47	12
Repurchase of common stock	(13,454)	—	—	—	—	(176)	(176)
Foreign currency translation	—	—	—	—	(819)	—	(819)
Pension obligations, net of $6 tax	—	—	—	—	12	—	12
Balance at December 31, 2023	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	2,490	—	—	2,490
Charge related to stock-based compensation	—	—	91	—	—	—	91
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translation	—	—	—	—	(4,653)	—	(4,653)
Pension obligations, net of $1 tax	—	—	—	—	2	—	2
Balance at December 31, 2024	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,490	$(2,239)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,534	1,628
Non-cash operating lease expense	1,541	1,904
Provision for inventory losses	777	463
(Recovery of) Provision for credit losses	(312)	519
Loss on disposal of assets	2	7
Gain on disposal of subsidiary	(228)	—
Unrealized loss (gain) from foreign exchange	(3,257)	—
Stock-based compensation expense	291	278
Deferred income taxes	(159)	121
Changes in operating assets and liabilities:
Accounts receivable	344	(391)
Income tax receivable	(277)	(42)
Inventories	2,474	(272)
Prepaid expenses and other current assets	2,094	1,354
Deferred commissions	859	346
Other assets	625	(226)
Accounts payable	(1,857)	(351)
Accrued expenses and other long-term liabilities	(4,289)	(2,308)
Taxes payable	451	(1,760)
Commissions and incentives payable	887	(1,081)
Deferred revenue	(1,729)	(320)
Net cash provided by (used in) operating activities	2,261	(2,370)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(297)	(748)
Proceeds from sale of assets	12	1
Net cash used in investing activities	(285)	(747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	12
Repurchase of common stock	—	(176)
Payment of cash dividends	—	(748)
Proceeds from notes payable	3,600	—
Repayment of finance lease obligations and other financing obligations	(1,639)	(991)
Net cash provided by (used in) financing activities	1,961	(1,903)
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(809)	(790)
Increase (decrease) in cash and cash equivalents and restricted cash	3,128	(5,810)
Cash and cash equivalents and restricted cash at the beginning of the year	9,387	15,197
Cash and cash equivalents and restricted cash at the end of the year	$12,515	$9,387
See accompanying notes to consolidated financial statements.

	For the years ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$829	$2,551
Interest paid on finance leases and other financing obligations	$475	$100

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$446	$739
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$347	$305
Finance lease right-of-use assets acquired in exchange for new finance lease liabilities	$—	$1,305
See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993, and is listed on The Nasdaq Capital Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China). During the second quarter of 2024 the Company liquidated its entity in Sweden, Mannatech Sverige AB.
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

Basis of Presentation
Certain prior year amounts have been reclassified on the Consolidated Balance Sheets and Consolidated Statements of Operations to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations.

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
Foreign currency transaction gains totaled approximately $2.6 million for the year ended December 31, 2024 and foreign currency transaction losses totaled approximately $0.2 million for the year ended December 31, 2023, and are included in other income (expense), net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $11.4 million and $7.7 million at December 31, 2024 and 2023, respectively. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2024 and 2023, credit card receivables were $1.6 million and $1.4 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $5.1 million and $3.5 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
    A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with cash and cash equivalents totaling $3.3 million and $1.7 million at December 31, 2024 and 2023, respectively. In addition, for the year ended December 31, 2024 and 2023, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. At December 31, 2024 and 2023, our total restricted cash was $1.1 million and $1.7 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$11,396	$7,731
Current restricted cash	550	938
Long-term restricted cash	569	718
Cash, cash equivalents and restricted cash	$12,515	$9,387

Accounts Receivable, net
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2024 and 2023, accounts receivables consisted primarily of amounts due from preferred customers and associates. At December 31, 2024, 2023 and 2022, the Company's accounts receivable balances (net of allowance) were less than $0.1 million, $0.1 million and $0.2 million, respectively.
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
At December 31, 2024 and 2023, the Company held an allowance for credit losses of $0.9 million and $1.3 million, respectively.

	December 31, 2024	December 31, 2023
Allowance for credit losses at beginning of period	$1,278	$973
(Reversal) provision in current period	(312)	519
Accounts charged off against the allowance	(31)	(214)
Allowance for credit losses at end of period	$935	$1,278

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets was $1.8 million at each of December 31, 2024 and 2023. Included in the December 31, 2024 and 2023 balances were $1.1 million in prepaid expenses for each year, $0.2 million and $0.3 million for prepaid deposits, and $0.5 million and $0.4 million in prepaid inventory purchases, respectively.

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
Other Assets
At December 31, 2024 and 2023, other assets were $2.6 million and $3.8 million, respectively. The December 31, 2024 and 2023 balances include deposits for building leases in various locations of $1.1 million and $1.3 million, respectively. Also included in the December 31, 2024 and 2023 balances were $1.3 million and $2.2 million, respectively, representing an investment in Korea Mutual Aid Cooperative and Consumer (“KMACC”), an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of December 31, 2024 and 2023 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.
Other Long-Term Liabilities
Other long-term liabilities was $1.4 million at each of December 31, 2024 and 2023. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At December 31, 2024 and 2023, accrued restoration costs related to these leases amounted to $0.3 million and $0.4 million, respectively. As of December 31, 2024 and 2023, government mandated severance accruals in certain international offices amounted to $0.9 million and $0.8 million, respectively. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.2 million at each of December 31, 2024 and 2023 (see Note 9, Employee Benefit Plans).

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. During the third quarter of 2024, the Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were Free on Board destination, so the Company recognized revenue upon delivery of the product to the customer. The Company's deferred revenue balances related to product orders in transit were $0 at December 31, 2024 and $1.4 million at December 31, 2023. The Company's remaining performance obligations related to associate fees were $0.1 million at both December 31, 2024 and 2023. These amounts are included in Deferred Revenue on the accompanying Consolidated Balance Sheets.

Orders placed by associates or preferred customers constitute our contracts with customers. Product sales placed in the form of an automatic order contain two performance obligations: (a) the sale of the product and (b) the loyalty program. The Company's customer loyalty program conveys a material right to the customer to redeem loyalty points for the purchase of products. For these contracts, the Company accounts for each of these obligations separately as they are each distinct. The transaction price is allocated between the product sale and the loyalty program on a relative standalone selling price basis. Sales placed through a one-time order contain only the first performance obligation noted above - the delivery of the product. Payments are made immediately through credit card upon purchase of the products.
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

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2024	Percentage	2023	Percentage
Product sales	$112.3	95.2%	$125.3	95.0%
Pack sales and associate fees	4.1	3.5%	5.6	4.2%
Other	1.5	1.3%	1.1	0.8%
Total consolidated net sales	$117.9	100.0%	$132.0	100.0%

Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period (up to the change in shipping terms with the customers) and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized. Deferred commissions were $1.3 million and $2.1 million at December 31, 2024 and 2023, respectively.

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) sales of products shipped but not received by the customers by the end of the respective period (up to the change in shipping terms with customers); (ii) revenue from the loyalty program; (iii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iv) prepaid annual associate fees. During the third quarter of 2024, the Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier. Previously, to defer product sales that had not been received by customers, the Company estimated order delivery dates using weighted averages of historical delivery data collected from its freight carriers. The Company's deferred revenue balances related to product sales that have not been received by customers was $0 at December 31, 2024. At December 31, 2024 and 2023, the Company’s deferred revenue was $3.0 million and $4.8 million, respectively. The deferred revenue amount of $3.0 million as of December 31, 2024 will be recognized as revenue for the year ending December 31, 2025. The deferred revenue amount of $4.8 million as of December 31, 2023 was recognized as revenue for the year ended December 31, 2024. The deferred revenue amount of $5.1 million as of December 31, 2022 was recognized as revenue for the year ended December 31, 2023.

The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2024 and 2023 was $2.9 million and $3.2 million, respectively, as follows:

Loyalty program (in thousands)	2024	2023
Loyalty deferred revenue as of January 1,	$3,242	$4,167
Loyalty points forfeited or expired	(2,921)	(4,042)
Loyalty points used	(9,193)	(9,416)
Loyalty points vested	11,211	11,658
Loyalty points unvested	582	875
Loyalty deferred revenue as of December 31,	$2,921	$3,242

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
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 0.5% or less of our gross sales. At December 31, 2024 and 2023, our sales return reserve, which is a component of Accrued expenses, consisted of the following (in thousands):

	2024	2023
Sales returns reserve as of January 1,	$41	$59
Provision in current period	788	788
Returns charged off against the reserve	(773)	(806)
Sales returns reserve as of December 31,	$56	$41

Shipping and Handling Costs
The Company records inbound freight as a component of inventory and cost of sales. The Company records freight and shipping fees collected from its customers as fulfillment costs. Freight and shipping fees are accounted for as activities to fulfill the promise to transfer the product to the customer, not deemed to be separate performance obligations.

Commission and Incentive Expenses
Associates earn commissions and incentives based on their direct and indirect commissionable net sales over each month of the fiscal year. The Company accrues commissions and incentives when earned by associates and pays commissions on product and pack sales on a monthly basis.

Advertising Expense
The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were $2.5 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. Educational and promotional items are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold. Advertising and promotional expenses are included in selling and administrative expenses in the consolidated statements of operations.

Research and Development Expenses
The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $0.7 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. Salaries, contract labor and all other research and development costs are included in selling and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. The Company recognizes stock-based compensation expense over the vesting period of the options granted. See Note 11, Stock Based Compensation.

Software Development Costs
The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During each of the years ended December 31, 2024 and 2023, the Company capitalized $0.3 million of qualifying internal payroll costs, respectively. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

Income Taxes
The Company determines the provision for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likelihood of being recognized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. Net income/loss, before income tax and expense, for U.S. and foreign entities is a function of the Company's transfer pricing policies, which govern the allocation of taxable income among the Company's various tax jurisdictions. The Company is also subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income between our U.S. and foreign entities and that the Company is taxed accordingly. The Company is subject to audit by federal, state and foreign tax authorities and inquiries from those tax authorities regarding the amount of taxes due.

Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive loss consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Mexico and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees. In the event that a subsidiary is disposed of, the Company recognizes cumulative translation adjustments of foreign exchange directly through other income (expense) in the consolidated statements of operations.

Concentration Risk
A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Ambrotose, and Optimal Support Packets products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position
Our business is not currently exposed to customer concentration risk given that no independent associate has ever accounted for more than 10% of our consolidated net sales.
The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2024, the Company purchased finished goods from three suppliers that accounted for 54.6% of the year's cost of sales. During the year ended December 31, 2023, the Company purchased finished goods from three suppliers that accounted for 52.5% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.

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

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting
(Topic 280): Improvements to Reportable Segment Disclosures. This update enhances the current segment disclosure requirements by introducing additional disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The Company adopted ASU 2023-07 effective for our fiscal year beginning January 1, 2024. The adoption of ASU 2023-07 resulted in expanded segment disclosures for the Company.

Accounting Pronouncements Issued But Not Yet Effective
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

Income Statement Expenses (ASU 2024-03) — Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued accounting guidance which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 becomes effective January 1, 2027. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the tables below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to the short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.
The table below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2024 and 2023:

2024	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$4,005	$—	$—	$4,005

2023	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$2,310	$—	$—	$2,310
The following table below present the carrying amount and estimated fair value of financial instruments as of December 31, 2024 and 2023, (in thousands) that are not measured at fair value:

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Investment in KMACC (included in Other assets)	$1,255	$1,255	$1,423	$1,423
Long-term notes payable	$2,900	$2,813	$—	$—

As of December 31, 2024 and 2023, the Company valued its investment in KMACC based on the initial investment amount in accordance with ASC 321. The Company determined that the investment was not impaired as of that date. Since these securities are not actively traded, the Company will apply valuation adjustments if and when relevant indicators become available. Consequently, these securities are carried at cost and are classified as Level 3 within the fair value hierarchy.

The carrying value of long-term notes payable approximates fair value and the fair value measurement is based on unobservable inputs, and as such, is classified as Level 3.

NOTE 3: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving and inventory obsolescence was $0.6 million and $0.4 million at December 31, 2024 and 2023, respectively.

Inventories as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Raw materials	$4,438	$5,104
Finished goods and promotional materials	5,967	9,431
Total inventory, net	$10,405	$14,535

NOTE 4: PROPERTY AND EQUIPMENT
As of December 31, 2024 and 2023, construction in progress was $0.2 million and $0.2 million, respectively, which is primarily comprised of back-office software projects with service dates that are currently indeterminable. As of December 31, 2024 and 2023, property and equipment consisted of the following (in thousands):

	2024	2023
Office furniture and equipment	$2,014	$2,116
Computer hardware	3,020	3,160
Computer software	46,253	46,095
Automobiles	81	110
Leasehold improvements	3,297	3,867
Right of use Assets- finance leases	952	1,236
	55,617	56,584
Less accumulated depreciation and amortization	(52,910)	(52,631)
Property and equipment, net	2,707	3,953
Construction in progress	151	194
Total	$2,858	$4,147
For the years ended December 31, 2024 and 2023, depreciation and amortization expense was $1.5 million and $1.6 million, respectively.
NOTE 5: LEASES
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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of December 31, 2024 and 2023, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. The Company earned $0.1 million sublease revenue for each of the years ended December 31, 2024 and 2023, which is presented as a component of net sales on the Company's Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee.
As of December 31, 2024 and 2023, our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,094	$3,315
Finance leases	Property and equipment, net	961	1,236
Total right-of-use assets		$3,055	$4,551

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,178	$1,660
Finance leases	Current portion of finance leases	275	269

Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,576	2,582
Finance leases	Finance leases, excluding current portion	680	956
Total lease liabilities		$3,709	$5,467

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the right of use asset and the amounts recorded as interest. For the years ended December 31, 2024 and 2023, we incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	2024	2023
Operating leases
Operating lease costs	Selling and administrative expenses	$1,714	$1,910
Short term lease costs	Selling and administrative expenses	183	232

Finance leases
Amortization of leased assets	Depreciation and amortization	271	252
Interest on lease liabilities	Interest (expense) income	69	65
Total lease cost		$2,237	$2,459

For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities included (in thousands):

	2024	2023
Operating cash flows from operating leases	$1,358	$1,948
Financing cash flows from finance leases	$337	$211

As of December 31, 2024 and 2023 the Company's lease terms and discount rates were:

	2024	2023
Operating leases
Weighted-average remaining lease term (years)	2.77	3.33
Weighted-average discount rate	5.34%	4.61%

Finance leases
Weighted-average remaining lease term (years)	3.21	4.18
Weighted-average discount rate	6.45%	6.46%

As of December 31, 2024 future minimum lease payments were as follows (in thousands):

	December 31, 2024
Maturity of lease liabilities	Operating Leases	Finance Leases	Sublease Income
2025	1,283	327	(132)
2026	759	327	(132)
2027	648	315	(132)
2028	268	90	(55)
Thereafter	—	—	—
Total future minimum lease payments	$2,958	$1,059	$(451)
Imputed interest	(204)	(103)	—
Present value of minimum lease payments	$2,754	$956	$(451)

NOTE 6: ACCRUED EXPENSES
As of December 31, 2024 and 2023, accrued expenses consisted of the following (in thousands):

	2024	2023
Accrued compensation	$1,320	$1,707
Accrued legal and accounting fees	823	865
Customer deposits and sales returns	480	515
Other accrued operating expenses	530	507
Accrued shipping and handling costs	306	291
Accrued sales and other taxes	157	201
Accrued travel expenses related to corporate events	127	131
Accrued inventory purchases	45	861
Accrued royalties	39	38
Accrued rent expense	5	3
	$3,832	$5,119

NOTE 7: INCOME TAXES
The components of the Company’s income (loss) before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2024	2023
United States	$1	$(5,378)
Foreign	3,739	4,248
Income (loss) before income taxes	$3,740	$(1,130)

The components of the Company’s income tax provision (benefit) for the years ended December 31 (in thousands):

Current provision (benefit):	2024	2023
Federal	$158	$180
State	11	15
Foreign	1,240	793
	1,409	988
Deferred provision (benefit):
Federal	—	(2)
State	(47)	10
Foreign	(112)	113
	(159)	121
	$1,250	$1,109

For the years ended December 31, 2024 and 2023, the Company’s effective tax rate was 33.4% and (98.1)%, respectively. The Company's effective tax rate for the years ended December 31, 2024 and 2023, differed from the statutory rate due to a mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions.
A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended December 31:

	2024	2023
Federal statutory income taxes	21.0%	21.0%
State income taxes, net of federal benefit	0.2	6.3
Difference in foreign and United States tax on foreign operations	2.2	(0.7)
Permanent Difference	8.3	—
Effect of changes in valuation allowance	(80.5)	(46.4)
Prior year Adj / Deferred Adj	1.0	—
State deferred tax	(5.6)	—
Global Intangible Low Taxed Income (GILTI)(1)	—	(16.1)
Credits generated	—	7.9
Changes in FTC	82.2	—
Foreign charitable contributions	—	(4.6)
Return to provision adjustments	—	1.4
Meals and entertainment	—	(12.8)
Withholding taxes	4.3	(16.0)
Expiration of tax attribute	—	(38.5)
Other	0.3	0.4
	33.4%	(98.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2024	2023
Deferred revenue	$238	$277
Inventory	287	266
Accrued expenses	1,683	1,379
Net operating loss (1)	4,668	4,634
Equity compensation	290	249
Foreign tax credit carryover	213	3,301
Lease liability	725	1,033
Capitalized research & development	1,100	1,058
Unrealized foreign exchange gains and losses	53	410
Other	759	1,090
Total deferred tax assets	$10,016	$13,697
Valuation allowance	(6,862)	(10,296)
Total deferred tax assets, net of valuation allowance	$3,154	$3,401
Deferred tax liabilities:
Prepaid expenses	281	202
Deferred commissions	364	446
Lease assets	684	978
Fixed assets	55	164

Total deferred tax liabilities	$1,384	$1,790

Total net deferred tax asset	$1,770	$1,611

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Cyprus	1,377	172	2025-2028
Mexico	6,112	1,833	2025-2029
Switzerland	5,427	425	2024-2030
United States - Federal	3,045	640	Indefinite
United States - State	15,232	1,056	2025-Indefinite
Other - Foreign	2,633	542	Indefinite

We have U.S. foreign tax credit carryforwards of $0.2 million as of December 31, 2024. The Company maintains a valuation allowance of $0.2 million against its foreign tax credit carryforwards.
At December 31, 2024 and 2023, the Company’s valuation allowance was $6.9 million and $10.3 million, respectively. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $3.4 million and an increase of $0.5 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in millions):

Country	2024	2023
Cyprus	$0.2	$0.2
Mexico	1.8	1.8
Norway	0.1	0.1
South Africa	—	0.2
Switzerland	0.3	0.3
Taiwan	—	0.4
Gibraltar	0.1	—
Thailand	0.1	—
United States	4.3	7.3
Total	$6.9	$10.3

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.
The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest and penalties in the consolidated balance sheet or the consolidated statement of operations.
The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. As of December 31, 2024, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
China	2019-2023
Japan	2019-2023
Republic of Korea	2019-2023
Switzerland	2020-2023
United States	2021-2023

NOTE 8: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES
The Company issued an unsecured notes payable with an aggregate amount of $3.6 million to certain members of the Company's Board of Directors. See Note 10, NOTES PAYABLE, for more information
The Company made cash donations of $0.4 million and $0.5 million to the M5M Foundation for the years ended December 31, 2024 and 2023, respectively. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:
•Al Bala, the Company's CEO (until his retirement effective April 1, 2024)
•Landen Fredrick, the Company's Chief Executive Officer and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.
•Lorrie Jobe, daughter of Larry Jobe, a Director and Chair of the Audit Committee of the Board of Directors.

Effective April 1, 2024, Landen Fredrick was named Chief Executive Officer. We paid employment compensation of approximately $330,000 for each of the years ended December 31, 2024 and 2023, for salary, bonus, auto allowance, and other compensation to Landen Fredrick. Mr. Fredrick also participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick also serves as Chairman of the Board of the M5M Foundation.
Mr. Kevin Robbins is a member of the Company's Board of Directors, serving as the Chair of the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He also received compensation for consulting on the associate commission plan in the past, but did not receive any compensation for consulting on the plan during the years ended December 31, 2024 and 2023. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates and, during 2024 and 2023, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $1.9 million and $2.0 million, respectively. Included in these amounts, the Company paid Mr. Robbins approximately $0.2 million in each of 2024 and 2023. The amount of commission and incentives paid in 2024 and 2023 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.7 million and $1.8 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.
Johanna Bala, the wife of Al Bala, the Company’s former Chief Executive Officer, is an independent associate who earns commissions and incentives. The aggregate amount of commission and incentives paid to Johanna Bala was less than $0.1 million for the period January 1, 2024 to March 31, 2024 and $0.1 million in 2023. The Company paid less than $0.1 million of commissions and incentives to other members of Al Bala's family for the period January 1, 2024 to March 31, 2024 and in 2023. As of April 1, 2024, Al Bala is no longer a related party. All commissions and incentives paid to Al Bala's family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 9: EMPLOYEE BENEFIT PLANS
Employee Retirement Plan
Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2024 and 2023, the Company contributed approximately $0.2 million to the 401(k) Plan for matching contributions, respectively.
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

Projected benefit obligation:	2024	2023
Balance, beginning of year	$213	$220
Service cost	29	35
Interest cost	2	1
Liability (gain) loss	(10)	(18)
Benefits paid to participants	—	(10)
Foreign currency	(23)	(15)
Balance, end of year	$211	$213

Plan assets:	2024	2023
Fair value, beginning of year	$—	$—
Company contributions	—	10
Benefits paid to participants	—	(10)
Fair value, end of year	$—	$—

Funded status of the Benefit Plan as of December 31 (in thousands):	2024	2023
Benefit obligation	$(211)	$(213)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(211)	$(213)

Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):	2024	2023
Accrued benefit liability	$(211)	$(213)
Transition obligation and unrealized gain	(60)	(64)
Net amount recognized in the consolidated balance sheets	$(271)	$(277)

	Years Ended December 31,
Other changes recognized in comprehensive income (in thousands):	2024	2023
Net periodic cost	$23	$(3)
Current year actuarial gain	(10)	(18)
Amortization of transition obligation	—	—
Total recognized in other comprehensive loss	(10)	(18)
Total recognized in comprehensive (loss) income	$13	$(21)

	Years Ended December 31,
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive gain (in thousands):	2024	2023
Transition obligation	$50	$43
Prior service cost	—	3
Net actuarial gain	10	18
Total recognized in accumulated other comprehensive gain	$60	$64

	As of December 31,
Amounts included in Accumulated Other Comprehensive Income (Loss) (in thousands):	2024	2023
Net actuarial gain	$678	$675
Deferred tax provision	$(264)	$(263)
Net cumulative amount included in accumulated other comprehensive income (loss)	$414	$412

Estimated amounts of amortized transition obligation (in thousands):	2024	2023
Transition obligation	$—	$—

	As of December 31,
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):	2024	2023
Projected benefit obligation	$211	$213
Accumulated benefit obligation	211	213
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2024	2023
Discount rate	1.10%	0.90%
Rate of increase in compensation levels	—	—

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

	2024	2023
Service cost	$29	$35
Interest cost	2	1
Amortization of transition obligation	—	—
Loss	(5)	(5)
Prior service cost	(3)	(34)
Total pension expense (benefit)	$23	$(3)
Estimated Benefits and Contributions
The Company expects to contribute approximately $31,000 to the Benefit Plan in 2025. As of December 31, 2024, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2025	$31
2026	22
2027	25
2028	29
2029	44
Next five years	129
Total expected benefits to be paid	$280

NOTE 10: NOTES PAYABLE
Notes payable were $3.0 million and $0.2 million as of December 31, 2024 and December 31, 2023, respectively.
The current portion was $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively, as a result of insurance financing arrangements. The notes are fully amortizing and payments are made monthly, according to the terms of the agreements which have a weighted average effective interest rate of 11.0% and 10.8% at December 31, 2024 and 2023, respectively. Subsequent to the year ended December 31, 2024, the note reached maturity and was paid in full on February 1, 2025.
The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.9 million as of December 31, 2024. There were no unsecured notes at December 31, 2023.
On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of December 31, 2024, there was no current portion and the long-term portion of the balance was $2.0 million.
On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of December 31, 2024, there was no current portion and the long-term portion of the balance was $0.8 million.
On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of December 31, 2024, there was no current portion and the long-term portion of the balance was $0.1 million.

As of December 31, 2024, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	2025	2026	Thereafter	Total
Insurance Financing Notes	$84	$—	$—	$84
Jade Capital Note	—	2,014	—	2,014
J.S. Fredrick Note	—	806	—	806
K. Robbins Note	—	80	—	80
Total	$84	$2,900	$—	$2,984

NOTE 11: STOCK BASED COMPENSATION
Stock Option Plan
The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2024, the Company had a total of 120,304 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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
The Company is required to measure and recognize compensation expense related to any outstanding and unvested stock options in its consolidated financial statements using a fair-value based option-pricing model. The Company records stock-based compensation expense related to granting stock options in selling and administrative expenses. The fair value of the stock option award is calculated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires us to apply judgment and use subjective assumptions about expected dividend yields, risk-free interest rates, price volatility related to the underlying shares, and the expected stock option life, including forfeitures.
The following assumptions were used to calculate the fair value of stock options granted each year:

	2024	2023
Dividend yield:	0.0%	6.4%
Risk-free interest rate:	4.3 - 4.5%	4.0%
Expected market price volatility:	64.2 - 70.2%	66.5%
Weighted average expected life of stock options:	4.5 years	4.5 years
The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.
During 2024 and 2023, the Company issued 0 and 2,000 treasury shares upon the exercise of options and granted 16,167 and 5,000 new options to management and members of the Board, respectively. Options exercised during the years ending December 31, 2024 and 2023 had a total intrinsic value, calculated as the difference between the exercise date stock price and the exercise price, $0 and less than $0.1 million, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $4.48 and $4.32 per share, respectively. The total fair value of options vested during each of the years ended December 31, 2024 and 2023 was $0.1 million.
A summary of changes in stock options outstanding during the year ended December 31, 2024, is as follows:

	2024
	Number of Options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	235	$17.73
Granted	16	7.70
Expired	(101)	16.94
Outstanding at end of year	150	$17.19	4.26	$96,815
Options exercisable at year end	139	$17.91	3.85	$39,264

Valuation and Expense Information Under FASB ASC Topic 718 Compensation – Stock Compensation
On March 11, 2024, the Company issued a grant of 8,187 restricted stock units (“RSUs”) of our common stock to our Chief Executive Officer. Under the terms of the stock grant, the grant is available for 18 months and will not vest until Mannatech's stock price averages $15.00 per share (i.e., the volume weighted price) for 60 consecutive days. If the contingency is not met within the 18-month period, the grant will lapse and will not be awarded.
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the Company has recognized compensation expense related to the grant of $32 thousand for the year ended December 31, 2024.

A summary of changes in restricted stock units outstanding during the year ended December 31, 2024, is as follows:

	Number of RSUs (in thousands)	Weighted average grant date fair value
Outstanding at beginning of year	—	$—
Granted	8,187	15.00
Outstanding at end of year	8,187	$15.00

The Company recorded the following amounts related to the expense of the fair values of options and RSUs during the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Total gross compensation expense	$92	$43
Total tax benefit associated with compensation expense	(12)	(10)
Total net compensation expense	$80	$33

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations.

As of December 31, 2024, the Company had $0.1 million of total unrecognized compensation expense related to stock options and RSUs currently outstanding, to be recognized in future years over a weighted-average period of 0.95 years, ending December 31, as follows (in thousands):

	Years ending December 31,
	2025	2026
Total gross unrecognized compensation expense	$51	$—
Equity-Based Compensation
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the years ended December 31, 2024 and 2023, the Company issued a total of 24,660 and 12,808 treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the years 2024 and 2023.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company maintains supply agreements with its suppliers and manufacturers. In 2016, the Company entered into a four-year supply agreement with a vendor to purchase an aloe vera powder in whole leaf aloe form and an aloe vera gel extract. The agreement has been amended and renews annually. As of December 31, 2024, the Company is required to purchase an aggregate of $1.1 million through 2025.

Royalty and Consulting Agreements
The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of less than $0.1 million for each of the years ended December 31, 2024 and 2023.

Employment Agreements
The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2024, the Company would continue to be indebted to the executives for $0.5 million, payable through 2025.
On March 13, 2024, the Company announced the retirement of Alfredo (Al) Bala as the Company’s Chief Executive Officer effective April 1, 2024 and the engagement of Mr. Bala as an advisor to the Company effective April 1, 2024. At December 31, 2024, the remaining balance of his severance was $0.3 million, payable over the next 15 months.

NOTE 13: LITIGATION
Litigation in General
As of December 31, 2024, the Company had no open or pending litigation and no legal reserve was deemed necessary at December 31, 2024. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
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

    During the year ended December 31, 2024, there were no shares repurchased. During the year ended December 31, 2023, the Company repurchased 13,454 shares of its common stock, at an average price of $13.06. As of December 31, 2024, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.
As of December 31, 2024 and 2023, the Company had 858,043 and 882,703 treasury shares, respectively.
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

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the year ended December 31, 2024, no dividends were paid. For the year ended December 31, 2023, the Company paid dividends of $0.20 per share to holders of our Common Stock in the amount of $0.7 million.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.
The after-tax components of accumulated other comprehensive income, are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Income (Loss), Net
Balance as of December 31, 2022	$(608)	$400	$(208)
Current-period change before reclassifications	(819)	—	(819)
Amounts reclassified from accumulated other comprehensive income (loss)	—	18	18
Income tax provision	—	(6)	(6)
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)
Current-period change before reclassifications	(4,653)	—	(4,653)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	3
Income tax provision	—	(1)	(1)
Balance as of December 31, 2024	$(6,080)	$414	$(5,666)

NOTE 15: EARNINGS PER SHARE
 The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.
In determining the potential dilutive effect of outstanding stock options for the years ended December 31, 2024 and 2023, the Company used the average common stock close price of $8.27 and $12.81 per share, respectively.
For the year ended December 31, 2024, there were 1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the year ended December 31, 2024, 8,187 restricted share units was granted (see Note 11, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 143,974 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.
For the year ended December 31, 2023, shares of the Company's common stock subject to options were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2023.
Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Years Ended December 31,
	2024	2023
Net income (loss) attributable to common stockholders	$2,490	$(2,239)
Weighted average common shares outstanding (for basic calculation)	1,885	1,866
Dilutive effect of outstanding common stock options and RSU’s	—	—
Weighted average common and common equivalent shares outstanding	1,885	1,866
EPS - Basic	$1.32	$(1.20)
EPS - Diluted	$1.32	$(1.20)

NOTE 16: SEGMENT INFORMATION
We operate as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. We primarily sell our products through a network marketing distribution channel of approximately 133,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. The Company's subsidiary, NEMO, operated an affiliate business model under the brand name, “Trulu,” in the United States. We ceased operating Trulu in July 2024. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location, tenant or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements.

The CODM evaluates performance and allocates resources based on net income as reported in the consolidated statements of operations. Total expenditures for long-lived assets are reported on the consolidated statements of cash flows.

Measure of total assets is consistent with the amounts reported on the consolidated balance sheet. The CODM reviews consolidated net income to evaluate income generated from assets (return on assets) in deciding whether to reinvest profits to grow the property portfolio or deploy income into other aspects of the Company, such as to repay debt, buy back common stock under the share repurchase program or pay dividends.

We review and analyze net sales by geographical location and by products and packs on a consolidated basis. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
Consolidated net sales shipped to customers in these regions, along with pack and product information for the years ended December 31, are as follows (in millions, except percentages):

	2024	2023
Product sales	$112.3	$125.3
Pack sales and associate fees	4.1	5.6
Other	1.5	1.1
Total	117.9	132.0

Region	2024		2023
The Americas	$39.7	33.7%	$42.8	32.4%
Asia/Pacific	69.0	58.5%	79.4	60.2%
EMEA	9.2	7.8%	9.8	7.4%
Total	$117.9	100.0%	$132.0	100.0%

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2024	2023
North America	$2.4	$3.6
Asia/Pacific	0.5	0.5
EMEA	—	—
Total	$2.9	$4.1

    Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, and offset by obsolete inventories, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2024	2023
North America	$6.0	$8.3
Asia/Pacific	3.7	4.6
EMEA	0.7	1.6
Total	$10.4	$14.5

The following table presents the Company's segment revenue, segment expenses and segment income (loss) for the years ended December 31, 2024 and 2023 (in thousands):

	For the years ended December 31,
	2024	2023
Net Sales	$117,866	$131,955
Less:
Cost of sales	26,406	29,090
Commissions and incentives	48,309	53,588
Human Resources	18,055	21,334
Distribution and warehouse	2,468	2,505
Selling and administrative expenses	19,665	24,774
Depreciation and amortization	1,534	1,628
Interest expense	475	100
Interest income	(196)	(104)
Other (income) expense	(2,590)	170
Income tax provision	1,250	1,109
Segment net income (loss)	$2,490	$(2,239)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$2,490	$(2,239)

NOTE 17: SUBSEQUENT EVENTS

Notes Payable

Subsequent to the year ended December 31, 2024, the current portion of notes payable related to insurance financing arrangements reached maturity and was paid in full on February 1, 2025.

Exhibit 21

List of Subsidiaries

As of December 31, 2024 the Company has these wholly-owned subsidiaries located throughout the world, as follows:

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
21.Mannatech Norge A/S
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
33.New Economy Marketing Opportunities, LLC
34.Mannatech (Thailand) Co.,Ltd.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-220539 and 333-233418) of Mannatech, Incorporated of our report dated March 25, 2025, relating to the consolidated financial statements and financial statement schedule, which appears in this Annual Report on Form 10-K.

/s/ BDO USA, P.C.

Dallas, Texas

March 25, 2025

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
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 25, 2025

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
a.Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c.Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 25, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 25, 2025

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Mannatech, Incorporated (the “Company”) on Form 10-K for the period ending December 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Clavijo, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 25, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

Exhibit 99.1

MANNATECH, INCORPORATED AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to other Accounts	Deductions	Balance at End of Year
Year Ended December 31, 2023
Deducted from asset accounts:
Allowance for credit losses	$973	519	—	(214)	$1,278
Allowance for obsolete inventories	$417	463	—	(460)	$420
Valuation allowance for deferred tax assets	$9,772	524	—		$10,296
Included in accrued expenses:
Reserve for sales returns	$59	753	—	(771)	$41
Year Ended December 31, 2024
Deducted from asset accounts:
Allowance for credit losses	$1,278	(312)	—	(31)	$935
Allowance for obsolete inventories	$420	777	—	(606)	$591
Valuation allowance for deferred tax assets	$10,296	(3,434)	—	—	$6,862
Included in accrued expenses:
Reserve for sales returns	$41	788	—	(773)	$56