Form 10-Q
period 2025-03-31
MANNATECH INC
filed 2025-05-13
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
OR
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
Yes ☐ No ☒

As of May 6, 2025, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,900,930.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:
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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

ASSETS	March 31, 2025	December 31, 2024
Cash and cash equivalents	$9,323	$11,396
Restricted cash	550	550
Accounts receivable, net of allowance of $876 and $935	102	19
Income tax receivable	697	737
Inventories, net	11,820	10,405
Prepaid expenses and other current assets	3,292	1,755
Deferred commissions	761	1,259
Total current assets	26,545	26,121
Property and equipment, net	3,089	2,858
Operating lease right-of-use assets	1,963	2,094
Other assets	2,676	2,644
Deferred tax assets, net	1,826	1,770
Long-term restricted cash	570	569
Total assets	$36,669	$36,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$8,765	$8,642
Accrued expenses	4,307	3,832
Deferred revenue	2,322	3,027
Accounts payable	4,373	2,070
Current portion of operating lease liabilities	981	1,178
Taxes payable	1,549	1,788
Current notes payable	—	84
Current portion of finance lease liabilities	279	275
Total current liabilities	22,576	20,896
Long-term notes payable	2,900	2,900
Operating lease liabilities, excluding current portion	1,548	1,576
Other long-term liabilities	1,451	1,390
Finance lease liabilities, excluding current portion	609	680
Total liabilities	29,084	27,442

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,900,930 shares outstanding as of March 31, 2025 and 2,742,857 shares issued and 1,884,814 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	32,916	33,027
(Accumulated deficit) retained earnings	(341)	1,189
Accumulated other comprehensive loss	(5,428)	(5,666)
Treasury stock, at average cost, 841,927 shares as of March 31, 2025 and 858,043 shares as of December 31, 2024	(19,562)	(19,936)
Total shareholders’ equity	7,585	8,614
Total liabilities and shareholders’ equity	$36,669	$36,056

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended March 31,
	2025	2024
Net sales	$26,563	$29,393
Cost of sales	6,827	6,296
Gross profit	19,736	23,097

Operating expenses:
Commissions and incentives	10,553	11,685
Selling and administrative expenses	10,016	10,592
Total operating expenses	20,569	22,277

(Loss) income from operations	(833)	820
Interest (expense) income, net	(73)	18
Other (expense) income, net	(418)	871
(Loss) income before income taxes	(1,324)	1,709

Income tax expense	(206)	(529)
Net (loss) income	$(1,530)	$1,180

(Loss) income per common share:
Basic	$(0.80)	$0.63
Diluted	$(0.80)	$0.63

Weighted-average common shares outstanding:
Basic	1,901	1,884
Diluted	1,901	1,884

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(1,530)	$1,180
Foreign currency translations	238	(1,431)
Comprehensive loss	$(1,292)	$(251)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,530)	$1,180
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	293	416
Non-cash operating lease expense	405	402
Provision for inventory losses	(27)	32
Provision for (reversal of) allowance for credit losses	(96)	(75)
Unrealized gain from foreign exchange	328	—
Charge related to stock-based compensation	263	212
Deferred income taxes	(56)	6
Changes in operating assets and liabilities:
Accounts receivable	14	(154)
Income tax receivable	38	15
Inventories	(1,368)	824
Prepaid expenses and other current assets	(1,554)	(909)
Deferred commissions	503	294
Other assets	(47)	158
Accounts payable	2,297	872
Accrued expenses	6	(1,085)
Other long-term liabilities	35	(408)
Taxes payable	(263)	401
Commissions and incentives payable	107	244
Deferred revenue	(716)	(551)
Net cash (used in) provided by operating activities	(1,368)	1,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(489)	(61)
Cash used in investing activities	(489)	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(84)	(161)
Repayment of finance lease obligations and other long-term liabilities	(82)	(89)
Cash used in financing activities	(166)	(250)
Effect of currency exchange rate changes on cash and cash equivalents	(49)	(1,408)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,072)	155
Cash, cash equivalents, and restricted cash at the beginning of the period	12,515	9,387
Cash, cash equivalents, and restricted cash at the end of the period	$10,443	$9,542

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$—	$73
Interest paid on finance leases and other financing arrangements	$130	$23

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$—	$446
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$242	$205

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2024 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2024 and filed with the United States Securities and Exchange Commission (the “SEC”) on March 25, 2025 (the “2024 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2024 Annual Report.

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

Significant Accounting Policies
Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2025.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
Certain prior year amounts have been reclassified on the Condensed Balance Sheets and Condensed Consolidated Statements of Operations to conform to the current year presentation. These reclassifications had no effect on the previously reported results of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $9.3 million at March 31, 2025 and $11.4 million at December 31, 2024. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At each of March 31, 2025 and December 31, 2024, credit card receivables were $1.6 million, and cash and cash equivalents held in bank accounts in foreign countries totaled $3.8 million and $5.1 million at March 31, 2025 and December 31, 2024, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At each of March 31, 2025 and December 31, 2024, our total restricted cash was $1.1 million.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$9,323	$11,396
Current restricted cash	550	550
Long-term restricted cash	570	569
Cash, cash equivalents, and restricted cash	$10,443	$12,515

Accounts Receivable, net
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2025 and December 31, 2024, receivables consisted primarily of amounts due from preferred customers and associates.
The Company's accounts receivable balances, net, are presented below (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$102	$19
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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2025 and March 31, 2024, the Company held an allowance for credit losses of $0.9 million and $1.2 million, respectively.

	March 31, 2025	March 31, 2024
Allowance for credit losses at beginning of period	$935	$1,278
Provision in current period	40	(75)
Accounts charged off against the allowance	(99)	(3)
Allowance for credit losses at end of period	$876	$1,200

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets
Other Assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Investment in Korea Mutual Aid Cooperative & Consumer	$1,257	$1,255
Deposits for building leases	1,182	1,152
Manapol Trademark	237	237
	$2,676	$2,644

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

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$1,333	$1,320
Accrued legal and accounting fees	949	823
Customer deposits and sales returns	337	480
Other accrued operating expenses	775	530
Accrued shipping and handling costs	355	306
Accrued sales and other taxes	204	157
Accrued travel expenses related to corporate events	170	127
Accrued inventory purchases	148	45
Accrued royalties	36	39
Accrued rent expense	—	5
	$4,307	$3,832

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands). See Note 9, Employee Benefit Plans, of the Company’s 2024 Annual Report for more information.

	March 31, 2025	December 31, 2024
Government required severance	$892	$853
Accrued lease restoration costs	332	326
Defined benefit plan obligation	227	211
	$1,451	$1,390

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were Free on Board ("FOB") destination, so the Company recognized revenue upon delivery of the product to the customer. The Company's deferred revenue balances related to product orders in transit were $0 at each of March 31, 2025 and December 31, 2024. The Company's remaining performance obligations related to associate fees were $0.1 million at both March 31, 2025 and December 31, 2024. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.
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

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) revenue from the loyalty program; (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iii) prepaid annual associate fees.
The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended March 31,
	2025	2024
Total deferred revenue at beginning of the period	$3,027	$4,786
Amount recognized as revenue during the period that is included in beginning of the period	(1,536)	(3,733)
New deferrals at the end of the period, net	831	3,182
Total deferred revenue at end of the period	$2,322	$4,235

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
The deferred revenue associated with the loyalty program at each of March 31, 2025 and March 31, 2024 was $2.2 million and $3.1 million, respectively.

	Three Months Ended March 31,
Loyalty program (in thousands)	2025	2024
Loyalty deferred revenue at beginning of the period	$2,921	$3,242
Loyalty points forfeited or expired	(651)	(718)
Loyalty points used	(2,316)	(2,381)
Loyalty points vested	1,923	2,152
Loyalty points unvested	354	761
Loyalty deferred revenue at end of period	$2,231	$3,056

    Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period (up to the change in shipping terms with the customers) and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.
The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended March 31,
	2025	2024
Deferred commissions at beginning of the period	$1,259	$2,130
Amount recognized as commissions expense	(572)	(1,411)
New commission deferrals at the end of the period	74	1,117
Total deferred commissions at end of the period	$761	$1,836

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
As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Sales reserve at beginning of period	$56	$41
Provision in current period	127	178
Returns charged off against the reserve	(139)	(166)
Sales reserve at end of period	$44	$53

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

Comprehensive Loss and Accumulated Other Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive loss consists of the Company’s net loss, foreign currency translation adjustments from its Japan, Republic of Korea, Denmark, Norway, Sweden, Mexico, Taiwan and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Mexico, Taiwan, and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Accounting Pronouncements Issued but Not Yet Effective
Income Tax Reporting (ASU 2023-09) — Income Taxes (Topic 740): Improvements to Income Tax Disclosures(“ASC 2023-09”). In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance is effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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
NOTE 2: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.3 million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.
Inventories as of March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$4,215	$4,438
Finished goods and promotional materials	7,605	5,967
Total	$11,820	$10,405

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company’s effective tax rate was (15.1)% and 36.0%, respectively. For the three months ended March 31, 2025 and 2024, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three months ended March 31, 2025 and March 31, 2024, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 4: NOTES PAYABLE
Notes payable were $2.9 million and $3.0 million as of March 31, 2025 and December 31, 2024, respectively.
The current portion was $0 and $0.1 million at March 31, 2025 and December 31, 2024, respectively, as a result of insurance financing arrangements.
The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.9 million at each of March 31, 2025 and December 31, 2024.
On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of March 31, 2025, there was no current portion and the long-term portion of the balance was $2.0 million.
On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of March 31, 2025, there was no current portion and the long-term portion of the balance was $0.8 million.
On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of March 31, 2025, there was no current portion and the long-term portion of the balance was $0.1 million.
As of March 31, 2025, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2025	2026	Thereafter	Total
Jade Capital Note	$—	$2,014	$—	$2,014
J.S. Fredrick Note	—	806	—	806
K. Robbins Note	—	80	—	80
Total	$—	$2,900	$—	$2,900

NOTE 5: STOCK-BASED COMPENSATION
Stock Option Plan
The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2025, the Company had a total of 101,188 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The following assumptions were used to calculate the fair value of stock options granted:

March 2025 Grant
Estimated fair value per share of options granted:	$5.51
Assumptions:
Annualized dividend yield	—%
Risk-free rate of return	4.0%
Common stock price volatility	66.3%
Expected average life of stock options (in years)	4.5

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

During the three months ended March 31, 2025, the Company granted 3,000 stock options. The weighted average fair value of stock options granted during the three months ended March 31, 2025 was approximately $5.51. The Company granted no stock options during the three months ended March 31, 2024.

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
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the Company has recognized compensation expense related to the grant of $10 thousand and $3 thousand for the three months ended March 31, 2025 and 2024, respectively.
The Company recognized compensation expense related to the fair values of options and RSUs as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2025	2024
Total gross compensation expense	$22	$92
Total tax benefit associated with compensation expense	(1)	(12)
Total net compensation expense	$21	$80

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, the Company expects to record compensation expense related to stock options and RSUs in the future as follows (in thousands):

	Nine months ending December 31, 2025	Years ending December 31,
		2026	2027
Total gross unrecognized compensation expense	$38	$—	$—

Equity-Based Compensation to Directors
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the three months ended March 31, 2025 and 2024, the Company issued a total of 16,116 and 24,660 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the three months ending March 31, 2025 and 2024.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY
Treasury Stock
There were no shares repurchased during each of the three months ended March 31, 2025 and 2024.
As of March 31, 2025 and December 31, 2024, the Company had 841,927 and 858,043 treasury shares, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.
The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2024	$(6,080)	$414	$(5,666)
Current-period change (1)	238	—	238
Balance as of March 31, 2025	$(5,842)	$414	$(5,428)
(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three months ended March 31, 2025 and 2024, the Company did not pay any dividends.

NOTE 7: LITIGATION

Litigation in General
As of March 31, 2025, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

NOTE 8: LEASES
The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors and accounts for leases in accordance with ASC Topic 842. See Note 5 to the consolidated financial statements in our 2024 Annual Report. Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of March 31, 2025 and December 31, 2024, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For each of the three months ended March 31, 2025 and 2024, the Company had earned less than $0.1 million income from the sublease.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, the Company had net operating lease right-of-use assets of $2.0 million and net finance lease right-of-use assets of $0.9 million. At March 31, 2025, our operating lease liabilities were $2.5 million and our finance lease liabilities were $0.9 million.
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2025 were 2.77 years and 5.0%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2025 were 2.96 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.
As of March 31, 2025 and December 31, 2024 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	March 31, 2025	December 31, 2024
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$1,963	$2,094
Finance leases	Property and equipment, net	921	961
Total right-of-use assets		$2,884	$3,055

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$981	$1,178
Finance leases	Current portion of finance leases	279	275
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,548	1,576
Finance leases	Finance leases, excluding current portion	609	680
Total lease liabilities		$3,417	$3,709

As of March 31, 2025, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2025	856	245	(99)
2026	856	327	(132)
2027	749	315	(132)
2028	281	90	(55)
Total minimum lease payments	2,742	977	(418)
Imputed interest	(213)	(89)	—
Present value of minimum lease payments	$2,529	$888	$(418)

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2025.
As of March 31, 2025 and December 31, 2024, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.
The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$3,603	$—	$—	$3,603

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$4,005	$—	$—	$4,005

The following table below present the carrying amount and estimated fair value of financial instruments as of March 31, 2025 and December 31, 2024, (in thousands) that are not measured at fair value:

	March 31, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,812

	December 31, 2024
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,813

The carrying value of long-term notes payable approximates fair value and the fair value measurement is based on unobservable inputs, and as such, is classified as Level 3.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION
The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 129,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
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

Management reviews and analyzes net sales by geographical location and by products and packs on a consolidated basis. The Company currently sells its products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Hong Kong, Taiwan, Thailand and China). It also ships products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.
Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended March 31,
Region	2025		2024
Americas	$9.0	33.8%	$10.2	34.7%
Asia/Pacific	15.4	57.9%	17.1	58.2%
EMEA	2.2	8.3%	2.1	7.1%
Total sales	$26.6	100.0%	$29.4	100.0%

	Three Months Ended March 31,
	2025	2024
Product sales	$25.5	$27.9
Pack sales and associate fees	0.7	1.1
Other	0.4	0.4
Total sales	$26.6	$29.4
        Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2025 and December 31, 2024, reside in the following regions, as follows (in millions):

Region	March 31, 2025	December 31, 2024
Americas	$2.6	$2.4
Asia/Pacific	0.5	0.5
EMEA	—	—
Total long-lived assets	$3.1	$2.9

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2025	December 31, 2024
Americas	$6.5	$6.0
Asia/Pacific	4.4	3.7
EMEA	0.9	0.7
Total inventory	$11.8	$10.4
The following table presents the Company's segment revenue, segment expenses and segment (loss) income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net Sales	$26,563	$29,393
Less:
Cost of sales	6,827	6,296
Commissions and incentives	10,553	11,685
Human Resources	4,099	4,846
Distribution and warehouse	457	631
Selling and administrative expenses	5,167	4,699
Depreciation and amortization	293	416
Interest expense	133	27
Interest income	(60)	(45)
Other (income) expense	418	(871)
Income tax provision	206	529
Segment net income (loss)	$(1,530)	$1,180

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$(1,530)	$1,180

NOTE 11: EARNINGS PER SHARE
    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described above).
    In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2025, the Company used the quarterly average common stock close price of $11.53 and per share.
For the three months ended March 31, 2025, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the three months ended March 31, 2025.
In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2024, the Company used the quarterly average common stock close price of $8.84 per share.
For the three months ended March 31, 2024, there were 1.88 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended March 31, 2024, 8187 restricted stock units was granted (see Note 5, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 199,824 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended March 31,
	2025	2024
Net (loss) earnings attributable to common stockholders	$(1,530)	$1,180
Weighted average common shares outstanding (for basic calculation)	1,901	1,884
Dilutive effect of outstanding common stock options and RSU’s	—	—
Weighted average common and common equivalent shares outstanding	1,901	1,884
EPS - Basic	$(0.80)	$0.63
EPS - Diluted	$(0.80)	$0.63

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2025 as compared to the same period in 2024 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2024 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.
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
We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of March 31, 2025, we had approximately 129,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

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

Overview of Operating Results
Consolidated net sales for the three months ended March 31, 2025 was $26.6 million, as compared to $29.4 million for the three months ended March 31, 2024, a decrease of $2.8 million, or 9.6%. The decline in revenues was principally due to slowing demand in Asia due to weakened economic conditions, relative to the prior year.
Net realized and unrealized foreign currency loss for the quarter ended March 31, 2025 was $0.4 million, primarily related to the effects of translation of the Company's balance sheet as the U.S. Dollar strengthened relative to other currencies. The quarter ended March 31, 2024 resulted in a foreign exchange gain of $0.9 million.
Net loss was $1.5 million for the three months ended March 31, 2025, or $0.80 per diluted share, as compared to net income of $1.2 million, or $0.63 per diluted share for the three months ended March 31, 2024.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	2025		2024		Change from 2024 to 2025
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$26,563	100.0%	$29,393	100.0%	$(2,830)	(9.6)%
Cost of sales	6,827	25.7%	6,296	21.4%	531	8.4%
Gross profit	19,736	74.3%	23,097	78.6%	(3,361)	(14.6)%

Operating expenses:
Commissions and incentives	10,553	39.7%	11,685	39.8%	(1,132)	(9.7)%
Selling and administrative expenses	10,016	37.7%	10,592	36.0%	(576)	(5.4)%
Total operating expenses	20,569	77.4%	22,277	75.8%	(1,708)	(7.7)%
(Loss) income from operations	(833)	(3.1)%	820	2.8%	(1,653)	(201.6)%
Interest (expense) income, net	(73)	(0.3)%	18	0.1%	(91)	(505.6)%
Other (expense) income, net	(418)	(1.6)%	871	3.0%	(1,289)	(148.0)%
(Loss) income before income taxes	(1,324)	(5.0)%	1,709	5.8%	(3,033)	(177.5)%
Income tax expense	(206)	(0.8)%	(529)	(1.8)%	323	(61.1)%
Net (loss) income	$(1,530)	(5.8)%	$1,180	4.0%	$(2,710)	(229.7)%

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
For the three months ended March 31, 2025, our net sales decreased $1.6 million or 5.4% on a Constant dollar basis,(see reconciliation of Non-GAAP Financial Measures in the tables below); and unfavorable foreign exchange caused a $1.2 million decrease in GAAP net sales as compared to the same periods in 2024, respectively.
A reconciliation non-GAAP financial measures to GAAP results for the three months ended March 31, 2025 and 2024 is presented as follows (in millions, except percentages):

Three-month period ended	March 31, 2025			March 31, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$26.6	$1.2	$27.8	$29.4	$(1.6)	(5.4)%
Gross profit	$19.7	$1.0	$20.7	$23.1	$(2.4)	(10.4)%
(Loss) income from operations	$(0.8)	$0.3	$(0.5)	$0.8	$(1.3)	(162.5)%

Net Sales by Region
Operations outside of the Americas accounted for approximately 66.2% of our consolidated net sales in the three months ended March 31, 2025, as compared to 65.3% in the same period last year.
Consolidated net sales by region for the three months ended March 31, 2025 and 2024 were as follows (in millions, except percentages):

Region	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Americas	$9.0	33.8%	$10.2	34.7%
Asia/Pacific	15.4	57.9%	17.1	58.2%
EMEA	2.2	8.3%	2.1	7.1%
Total	$26.6	100.0%	$29.4	100.0%

For the three months ended March 31, 2025, net sales in the Americas decreased by $1.2 million, or 11.8%, to $9.0 million, as compared to $10.2 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 12.0%, which was partially offset by a 0.2% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of decreasing revenue by $0.2 million for the three months ended March 31, 2025 when compared to the same period in 2024. The currency impact is primarily due to the weakening of the Mexican Peso.
For the three months ended March 31, 2025, Asia/Pacific net sales decreased by $1.7 million, or 9.9%, to $15.4 million, as compared to $17.1 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 10.9%, which was partially offset by a 1.1% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $1.0 million for the three months ended March 31, 2025, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won.
For the three months ended March 31, 2025, EMEA net sales increased by $0.1 million, or 4.8%, to $2.2 million, as compared to $2.1 million for the same period in 2024. The increase was primarily due to a 9.9% increase in revenue per active independent associate and preferred customer, which was partially offset by a 4.7% decrease in the number of active independent associates and preferred customers. There was no foreign currency impact on revenue for the three months ended March 31, 2025 as compared to the same period in 2024.

Sales Mix
Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

Three-month period ended	March 31, 2025			March 31, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$25.5	$1.1	$26.6	$27.9	$(1.3)	(4.7)%
Pack sales and associate fees	0.7	0.1	0.8	1.1	(0.3)	(27.3)%
Other	0.4	—	0.4	0.4	—	—%
Total	$26.6	$1.2	$27.8	$29.4	$(1.6)	(5.4)%

Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended March 31, 2025 decreased by $2.4 million, or 8.6%, as compared to the same period in 2024. On a Constant dollar basis, product sales for the three months ended March 31, 2025 decreased $1.3 million, or 4.7%, as compared to the same period in 2024. The decrease in product sales for the three months ended March 31, 2025 reflects a 1.5% decrease in the number of orders processed and a decrease in the average order value to $153, as compared to $168 for the same period in 2024.

Pack sales, Associate Fees and Recruiting
Recruitment of new independent associates and preferred customers decreased by 13.9% to 13,749 in the first quarter of 2025, as compared with 15,970 in the first quarter of 2024. We attribute the lower number of orders processed in the three months ended March 31, 2025 to a combination of the lower number of new independent associates and preferred customers recruited during the period.
Pack sales and associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended March 31, 2025 and 2024 were as follows:

	2025		2024
New	61,000	47.3%	77,000	53.8%
Continuing	68,000	52.7%	66,000	46.2%
Total	129,000	100.0%	143,000	100.0%

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
Pack sales and associate fees for the three months ended March 31, 2025 decreased by $0.4 million, or 36.4%, to $0.7 million, as compared to $1.1 million for the same period in 2024. On a constant dollar basis, pack sales and associate fees for the three months ended March 31, 2025 decreased $0.3 million, or 27.3%, as compared to 2024. The decrease in pack sales and associate fees reflects a 24.3% decrease in the number of orders processed and a decrease in the average order value of $45, as compared to $51 for the same period in 2024.
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
For each of the three months ended March 31, 2025 and 2024, other sales were $0.4 million.

Gross Profit
For the three months ended March 31, 2025, gross profit decreased by $3.4 million, or 14.6%, to $19.7 million, as compared to $23.1 million for the same period in 2024. For the three months ended March 31, 2025, gross profit as a percentage of net sales decreased to 74.3%, as compared to 78.6% for the same period in 2024. The decrease in gross profit in dollar terms is principally due to increased product costs, including inventory markdowns, and increased freight costs. The timing of certain sales promotions also reduced gross profit as a percentage of net sales during the quarter, compared with the same period in 2024.

Commissions and Incentives
Commission expense for the three months ended March 31, 2025 decreased by 10.5%, or $1.2 million, to $10.0 million, as compared to $11.2 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended March 31, 2025 primarily due to a decline in our sales. For the three months ended March 31, 2025, commissions as a percentage of net sales decreased to 37.7% as compared to 38.1% for the same period in 2024.
Incentive costs for the three months ended March 31, 2025 and 2024 remained constant at $0.5 million. For the three months ended March 31, 2025, incentives as a percentage of net sales increased to 2.0% as compared to 1.7% for the same period in 2024.

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
For the three months ended March 31, 2025, selling and administrative expenses decreased by $0.6 million, or 5.4%, to $10.0 million, as compared to $10.6 million for the same period in 2024. The decrease in selling and administrative expenses was the result of a $0.8 million reduction in payroll costs, which was offset by a $0.2 million increase in legal and consulting fees. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2025 increased to 37.7% from 36.0% for the same period in 2024.

Other Income (Expense), Net
Foreign exchange losses were $0.4 million for the three months ended March 31, 2025. Foreign exchange gains were $0.9 million for the three months ended March 31, 2024.

Income Tax (Provision) Benefit
    Income tax expense was $0.2 million for the three months ended March 31, 2025 as compared to $0.5 million in the same period in 2024.
Income tax (provision) or benefit includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three months ended March 31:

Country	2025	2024
China(1)	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(2)	22.2%	22.2%
(1)For 2025, the Company qualified for a reduced tax rate of 5% in China as a Small Low Profit Enterprise.
(2) Includes blended state effective rate of 1.2% for 2025 and 2024 in addition to U.S. federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three months ended March 31, 2025 and 2024 , the Company’s effective tax rate was (15.1)% and 36.0%, respectively.
The effective tax rates for the three months ended March 31, 2025 and 2024 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
As of March 31, 2025, our cash and cash equivalents decreased by 18.2%, or $2.1 million, to $9.3 million from $11.4 million as of December 31, 2024. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.6 million at each of March 31, 2025 and December 31, 2024. The long-term portion of restricted cash balances was $0.6 million at each of March 31, 2025 and December 31, 2024.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At March 31, 2025 and December 31, 2024, our working capital was $4.0 million and $5.2 million, respectively.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the three months ended March 31 (in millions):

Provided by (Used in):	2025	2024
Operating activities	$(1.4)	$1.9
Investing activities	$(0.5)	$(0.1)
Financing activities	$(0.2)	$(0.3)

Operating Activities
Operating activities used $1.4 million cash for the three months ended March 31, 2025 as compared to cash provided of $1.9 million in the same period in 2024.
Investing Activities
For the three months ended March 31, 2025 and 2024, we invested cash of $0.5 million and $0.1 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities
For the three months ended March 31, 2025 and 2024, our financing activities used cash of $0.1 million and $0.1 million, respectively, in the repayment of finance lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity
As of March 31, 2025, our cash and cash equivalents was $9.3 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.
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
We have contractual purchase commitments with certain raw materials suppliers to purchase minimum quantities. At March 31, 2025, we have one supply agreement, that requires the Company to purchase an aggregate of $0.2 million through 2025, with no purchase commitments thereafter. We also maintain other supply agreements and manufacturing agreements to protect our products, regulate product costs, and help ensure quality control standards. These agreements do not require us to purchase any minimum quantities.
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At March 31, 2025, our operating lease liabilities were $2.5 million, of which $1.0 million is presented as the current portion and $1.5 million is presented as Operating lease liabilities excluding current portion on our Condensed Consolidated Balance Sheets. We also have finance lease liabilities of $0.9 million and lease restoration liabilities of $0.3 million.
As our primary source of liquidity has historically been our cash flows from operations, our liquidity is dependent on our ability to maintain and/or continue to improve revenue as compared to our operational expenses. In this regard, our management has established a business reorganization plan focusing on revenue growth, margin improvement and cost control and reduction, including a plan to improve margin through a price increase, continued focus on supply chain costs, and certain compensation plan adjustments, as well as to reorganize certain functional operations and reduce our fixed selling and administrative overhead.
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

CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of March 31, 2025.

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

Tax Valuation Allowances
    As of March 31, 2025, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting
    During the quarter ended March 31, 2025, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
See Note 7, Litigation, of our Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors
Our profitability and market competitiveness may be adversely impacted by changes in trade policies, including tariffs or other factors.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China, South Korea or other countries, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect our cost structure and profitability. If tariffs on imported materials, components, or finished goods increase, our manufacturing and supply chain costs may rise. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, adversely affecting our business and financial results. While we take steps to mitigate or avoid these increased costs and disruptions, our ability to do so may be limited by operational and supply chain constraints and uncertainties, especially in the short term. In addition, our ability to recover cost increases and maintain profitability levels through price adjustments may be limited by competitive pressures, customer acceptance, and contractual limitations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 13, 2025	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: May 13, 2025	By:	/s/ James Clavijo
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
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, which involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2025

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
a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.Any fraud, whether or not material, which involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2025 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2025

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending March 31, 2025 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Clavijo, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.