Form 10-Q
period 2025-06-30
MANNATECH INC
filed 2025-08-12
CIK 1056358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
OR
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
Yes ☐ No ☒

As of August 5, 2025, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,900,930.

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
•publicity related to our products or network marketing; and
•the political, social and economic climate of the countries in which we operate; and
•changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

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

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(in thousands, except share and per share amounts)

ASSETS	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,525	$11,396
Restricted cash	550	550
Accounts receivable, net of allowance of $939 and $935	409	19
Income tax receivable	734	737
Inventories, net	12,587	10,405
Prepaid expenses and other current assets	1,890	1,755
Deferred commissions	730	1,259
Total current assets	22,425	26,121
Property and equipment, net	2,947	2,858
Operating lease right-of-use assets	2,059	2,094
Other assets	2,961	2,644
Deferred tax assets, net	1,780	1,770
Long-term restricted cash	610	569
Total assets	$32,782	$36,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$6,427	$8,642
Accrued expenses	3,828	3,832
Deferred revenue	2,046	3,027
Accounts payable	5,402	2,070
Current portion of operating lease liabilities	1,085	1,178
Taxes payable	1,147	1,788
Current notes payable	—	84
Current portion of finance lease liabilities	284	275
Total current liabilities	20,219	20,896
Long-term notes payable	2,900	2,900
Operating lease liabilities, excluding current portion	1,562	1,576
Other long-term liabilities	1,600	1,390
Finance lease liabilities, excluding current portion	537	680
Total liabilities	26,818	27,442

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,900,930 shares outstanding as of June 30, 2025 and 2,742,857 shares issued and 1,884,814 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	33,074	33,027
(Accumulated deficit) retained earnings	(4,653)	1,189
Accumulated other comprehensive loss	(2,895)	(5,666)
Treasury stock, at average cost, 841,927 shares as of June 30, 2025 and 858,043 shares as of December 31, 2024	(19,562)	(19,936)
Total shareholders’ equity	5,964	8,614
Total liabilities and shareholders’ equity	$32,782	$36,056

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$25,679	$27,740	$52,242	$57,133
Cost of sales	6,778	6,363	13,605	12,658
Gross profit	18,901	21,377	38,637	44,475

Operating expenses:
Commissions and incentives	9,567	11,660	20,120	23,345
Selling and administrative expenses	10,777	10,860	20,793	21,452
Total operating expenses	20,344	22,520	40,913	44,797

Loss from operations	(1,443)	(1,143)	(2,276)	(322)
Interest expense, net	(102)	(105)	(175)	(87)
Other (expense) income, net	(2,744)	1,120	(3,162)	1,990
(Loss) income before income taxes	(4,289)	(128)	(5,613)	1,581

Income tax expense	(23)	(496)	(229)	(1,025)
Net (loss) income	$(4,312)	$(624)	$(5,842)	$556

(Loss) income per common share:
Basic	$(2.27)	$(0.33)	$(3.07)	$0.30
Diluted	$(2.27)	$(0.33)	$(3.07)	$0.30

Weighted-average common shares outstanding:
Basic	1,901	1,885	1,901	1,885
Diluted	1,901	1,885	1,901	1,885

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,312)	$(624)	$(5,842)	$556
Foreign currency translations	2,533	(1,656)	2,771	(3,087)
Comprehensive loss	$(1,779)	$(2,280)	$(3,071)	$(2,531)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)
(amounts in thousands, except share data

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

Net loss	—	—	—	(4,312)	—	—	(4,312)
Charge related to stock-based compensation	—	—	158	—	—	—	158
Foreign currency translations	—	—	—	—	2,533	—	2,533
Balance at June 30, 2025	1,900,930	$—	$33,074	$(4,653)	$(2,895)	$(19,562)	$5,964

	Common Stock, $0.0001 par value
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total shareholders’ equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

Net loss	—	—	—	(624)	—	—	(624)
Charge related to stock-based compensation	—	—	34	—	—	—	34
Foreign currency translations	—	—	—	—	(1,656)	—	(1,656)
Balance at June 30, 2024	1,884,814	$—	$32,982	$(745)	$(4,102)	$(19,936)	$8,199

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,842)	$556
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	571	803
Non-cash operating lease expense	833	789
Provision for inventory losses	48	370
Provision for allowance for credit losses	182	106
Loss on retirement of property and equipment	—	126
Gain on disposal of subsidiary entity	—	(226)
Unrealized loss (gain) from foreign exchange	2,713	(1,895)
Charge related to stock-based compensation	421	246
Deferred income taxes	(10)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(553)	(133)
Income tax receivable	2	45
Inventories	(1,815)	520
Prepaid expenses and other current assets	(152)	26
Deferred commissions	537	206
Other assets	(258)	(43)
Accounts payable	3,278	(506)
Accrued expenses	(953)	(850)
Other long-term liabilities	209	(651)
Taxes payable	(792)	326
Commissions and incentives payable	(2,510)	64
Deferred revenue	(995)	(592)
Net cash used in operating activities	(5,086)	(792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(631)	(143)
Cash used in investing activities	(631)	(143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,600
Repayment of note payable	(84)	—
Repayment of finance lease obligations and other long-term liabilities	(162)	(491)
Net cash (used in) provided by financing activities	(246)	3,109
Effect of currency exchange rate changes on cash and cash equivalents	133	(751)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,830)	1,423
Cash, cash equivalents, and restricted cash at the beginning of the period	12,515	9,387
Cash, cash equivalents, and restricted cash at the end of the period	$6,685	$10,810

See accompanying notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$—	$586
Interest paid on finance leases and other financing arrangements	$266	$160

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$—	$446
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$639	$304

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
The use of estimates is pervasive throughout the condensed consolidated financial statements, but the accounting policies and estimates considered the most significant are described in this note to the condensed consolidated financial statements.

Significant Accounting Policies
Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the period ending June 30, 2025 .

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents was $5.5 million at June 30, 2025 and $11.4 million at December 31, 2024. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At June 30, 2025 and December 31, 2024, credit card receivables were $2.0 million and $1.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $2.5 million and $5.1 million at June 30, 2025 and December 31, 2024, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.
Restricted Cash
The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At June 30, 2025 and December 31, 2024, our total restricted cash was $1.2 million and $1.1 million, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,525	$11,396
Current restricted cash	550	550
Long-term restricted cash	610	569
Cash, cash equivalents, and restricted cash	$6,685	$12,515

Accounts Receivable, net
Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2025 and December 31, 2024, receivables consisted primarily of amounts due from preferred customers and associates.
The Company's accounts receivable balances, net, are presented below (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$409	$19
In accordance with Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.
At June 30, 2025 and June 30, 2024, the Company held an allowance for credit losses of $0.9 million and $1.4 million, respectively.

	June 30, 2025	June 30, 2024
Allowance for credit losses at beginning of period	$935	$1,278
Provision in current period	176	106
Accounts charged off against the allowance	(172)	(20)
Allowance for credit losses at end of period	$939	$1,364

Inventories
Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets
Other Assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Investment in Korea Mutual Aid Cooperative & Consumer	$1,354	$1,255
Deposits for building leases	1,370	1,152
Manapol Trademark	237	237
	$2,961	$2,644

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

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$1,307	$1,320
Accrued legal and accounting fees	864	823
Customer deposits and sales returns	339	480
Other accrued operating expenses	471	530
Accrued shipping and handling costs	331	306
Accrued sales and other taxes	176	157
Accrued travel expenses related to corporate events	173	127
Accrued inventory purchases	137	45
Accrued royalties	30	39
Accrued rent expense	—	5
	$3,828	$3,832

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands). See Note 9, Employee Benefit Plans, of the Company’s 2024 Annual Report for more information.

	June 30, 2025	December 31, 2024
Government required severance	$1,031	$853
Accrued lease restoration costs	353	326
Defined benefit plan obligation	216	211
	$1,600	$1,390

Revenue Recognition
The Company’s revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's deferred revenue balances related to product orders in transit were $0 at each of June 30, 2025 and December 31, 2024. The Company's remaining performance obligations related to associate fees were $0.1 million at both June 30, 2025 and December 31, 2024. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.
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
With regard to both of the aforementioned contracts, the Company determines the standalone selling prices by using observable inputs.

Deferred Revenue
The Company defers certain components of its revenue. Deferred revenue consisted of: (i) revenue from the loyalty program; (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iii) prepaid annual associate fees.
The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total deferred revenue at beginning of the period	$2,322	$4,235	$3,027	$4,786
Amount recognized as revenue during the period that is included in beginning of the period	(801)	(2,090)	(2,250)	(5,823)
New deferrals at the end of the period, net	525	2,007	1,269	5,189
Total deferred revenue at end of the period	$2,046	$4,152	$2,046	$4,152

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
The deferred revenue associated with the loyalty program at June 30, 2025 and June 30, 2024 was $2.0 million and $2.9 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Loyalty program (in thousands)	2025	2024	2025	2024
Loyalty deferred revenue at beginning of the period	$2,231	$3,056	$2,921	$3,242
Loyalty points forfeited or expired	(437)	(692)	(1,088)	(1,410)
Loyalty points used	(1,726)	(2,137)	(4,042)	(4,518)
Loyalty points vested	1,613	1,820	3,890	4,733
Loyalty points unvested	291	814	291	814
Loyalty deferred revenue at end of period	$1,972	$2,861	$1,972	$2,861

    Deferred Commissions
The Company defers commissions on (i) the sales of products shipped but not received by customers by the end of the respective period (up to the change in shipping terms with the customers, which occurred during the quarter ended September 30,2024) and (ii) the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.
The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Deferred commissions at beginning of the period	$761	$1,836	$1,259	$2,130
Amount recognized as commissions expense	(278)	(883)	(857)	(2,294)
New commission deferrals at the end of the period	247	957	328	2,074
Total deferred commissions at end of the period	$730	$1,910	$730	$1,910

Sales Refunds and Allowances
The Company utilizes the expected value method, as set forth by Accounting Standard Codification ("ASC") Topic 606 Revenue from Contracts with Customers ("ASC 606"), to estimate the sales returns and allowance liability by taking the weighted average of the sales return rates over a rolling six-month period. The Company allocates the total amount recorded within the sales return and allowance liability as a reduction of the overall transaction price for the Company’s product sales. The Company deems the sales refund and allowance liability to be variable consideration.
Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 0.5% or less of our gross sales.
As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Sales reserve at beginning of period	$56	$41
Provision in current period	373	405
Returns charged off against the reserve	(372)	(387)
Sales reserve at end of period	$57	$59

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

Accounting Pronouncements Issued but Not Yet Effective
Income Tax Reporting (ASU 2023-09) — Income Taxes (Topic 740): Improvements to Income Tax Disclosures(“ASU 2023-09”). In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance is effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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

Credit Losses (ASU 2025-05) – Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued accounting guidance which introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. This guidance is effective beginning in the first quarter of fiscal year 2027 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2025-05 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES
Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.2 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.
Inventories as of June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$3,792	$4,438
Finished goods and promotional materials	8,795	5,967
Total	$12,587	$10,405

NOTE 3: INCOME TAXES
For the three and six months ended June 30, 2025, the Company’s effective tax rate was (0.5)% and (4.1)%, respectively. For the three and six months ended June 30, 2024, the Company's effective tax rate was (277.4)% and 74.8%, respectively. For the three and six months ended June 30, 2025 and 2024, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three months ended June 30, 2025 and June 30, 2024, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 4: NOTES PAYABLE
Notes payable were $2.9 million and $3.0 million as of June 30, 2025 and December 31, 2024, respectively.
The current portion was $0 and $0.1 million at June 30, 2025 and December 31, 2024, respectively, as a result of insurance financing arrangements.
The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.9 million at each of June 30, 2025 and December 31, 2024.
On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of June 30, 2025, there was no current portion and the long-term portion of the balance was $2.0 million.
On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of June 30, 2025, there was no current portion and the long-term portion of the balance was $0.8 million.
On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of June 30, 2025, there was no current portion and the long-term portion of the balance was $0.1 million.
As of June 30, 2025, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2025	2026	Thereafter	Total
Jade Capital Note	$—	$2,014	$—	$2,014
J.S. Fredrick Note	—	806	—	806
K. Robbins Note	—	80	—	80
Total	$—	$2,900	$—	$2,900

NOTE 5: STOCK-BASED COMPENSATION
Stock Option Plan

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2025, the Company had a total of 36,188 shares available for grant under the 2017 Plan, which expires on April 16, 2027.
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

During the six months ended June 30, 2025 and 2024, the Company granted 68,000 and 10,000 stock options, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2025 and 2024 was approximately $6.06 and $4.67, respectively.

The following assumptions were used to calculate the fair value of stock options granted:

June 2025 Grants
Estimated fair value per share of options granted:	$6.08
Assumptions:
Annualized dividend yield	—%
Risk-free rate of return	3.9% - 4.0%
Common stock price volatility	68.8%
Expected average life of stock options (in years)	4.5

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
The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $0.1 million. Accordingly, the Company has recognized compensation expense related to the grant of $10 thousand and $19 thousand for the three and six months ended June 30, 2025, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to the fair values of options and RSUs as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total gross compensation expense	$158	$34	$181	$46
Total tax benefit associated with compensation expense	(6)	(6)	(7)	(8)
Total net compensation expense	$152	$28	$174	$38

As of June 30, 2025, the Company expects to record compensation expense related to stock options and RSUs in the future as follows (in thousands):

	Six months ending December 31, 2025	Years ending December 31,
		2026	2027
Total gross unrecognized compensation expense	$84	$—	$—

Equity-Based Compensation to Directors
At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the six months ended June 30, 2025 and 2024, the Company issued a total of 16,116 and 24,660 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the six months ending June 30, 2025 and 2024.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY
Treasury Stock
There were no shares repurchased during each of the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the Company had 841,927 and 858,043 treasury shares, respectively.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.
The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign Currency Translation	Pension Postretirement Benefit Obligation	Accumulated Other Comprehensive Loss, Net
Balance as of December 31, 2024	$(6,080)	$414	$(5,666)
Current-period change (1)	2,771	—	2,771
Balance as of June 30, 2025	$(3,309)	$414	$(2,895)
(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three and six months ended June 30, 2025 and 2024, the Company did not pay any dividends.

NOTE 7: LITIGATION

Litigation in General
As of June 30, 2025, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.
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
Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of June 30, 2025 and December 31, 2024, all of the Company’s finance leases pertain to certain equipment used in the business.
On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and six months ended June 30, 2025, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively. For the three and six months ended June 30, 2024, the Company earned less than $0.1 million and $0.1 million income from the sublease, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025, the Company had net operating lease right-of-use assets of $2.1 million and net finance lease right-of-use assets of $0.8 million. At June 30, 2025, our operating lease liabilities were $2.6 million and our finance lease liabilities were $0.8 million.
The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2025 were 2.62 years and 4.9%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2025 were 2.79 years and 6.5%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

As of June 30, 2025 and December 31, 2024 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	June 30, 2025	December 31, 2024
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,059	$2,094
Finance leases	Property and equipment, net	831	961
Total right-of-use assets		$2,890	$3,055

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,085	$1,178
Finance leases	Current portion of finance leases	284	275
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,562	1,576
Finance leases	Finance leases, excluding current portion	537	680
Total lease liabilities		$3,468	$3,709

As of June 30, 2025, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2025	$653	$165	$(66)
2026	1,087	327	(132)
2027	819	315	(132)
2028	281	90	(55)
Total minimum lease payments	2,840	897	(385)
Imputed interest	(193)	(76)	—
Present value of minimum lease payments	$2,647	$821	$(385)

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
The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2025.
As of June 30, 2025 and December 31, 2024, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.
The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$582	$—	$—	$582

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$4,005	$—	$—	$4,005

The following table below present the carrying amount and estimated fair value of financial instruments as of June 30, 2025 and December 31, 2024, (in thousands) that are not measured at fair value:

	June 30, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,652

	December 31, 2024
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,813

The fair value was estimated using a net present value measurement, which is based on unobservable inputs, and as such, is classified as Level 3.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION
The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 125,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.
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
Consolidated net sales shipped to customers in these regions, along with pack or associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Region	2025		2024		2025		2024
Americas	$8.3	32.3%	$9.5	34.3%	$17.2	33.0%	$19.7	34.5%
Asia/Pacific	15.3	59.5%	15.9	57.4%	30.7	58.8%	33.0	57.8%
EMEA	2.1	8.2%	2.3	8.3%	4.3	8.2%	4.4	7.7%
Total sales	$25.7	100.0%	$27.7	100.0%	$52.2	100.0%	$57.1	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$24.7	$26.3	$50.1	$54.2
Pack sales and associate fees	0.6	1.0	1.3	2.1
Other	0.4	0.4	0.8	0.8
Total sales	$25.7	$27.7	$52.2	$57.1
        Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2025 and December 31, 2024, reside in the following regions, as follows (in millions):

Region	June 30, 2025	December 31, 2024
Americas	$2.4	$2.4
Asia/Pacific	0.5	0.5
EMEA	—	—
Total long-lived assets	$2.9	$2.9

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2025	December 31, 2024
Americas	$6.8	$6.0
Asia/Pacific	4.8	3.7
EMEA	1.0	0.7
Total inventory	$12.6	$10.4
The following table presents the Company's segment revenue, segment expenses and segment (loss) income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$25,679	$27,740	$52,242	$57,133
Less:
Cost of sales	6,778	6,363	13,605	12,658
Commissions and incentives	9,567	11,660	20,120	23,345
Human Resources	4,525	4,851	8,624	9,697
Distribution and warehouse	462	596	920	1,227
Selling and administrative expenses	5,512	5,026	10,678	9,725
Depreciation and amortization	278	387	571	803
Interest expense	140	141	273	167
Interest income	(38)	(36)	(98)	(80)
Other (income) expense	2,744	(1,120)	3,162	(1,990)
Income tax provision	23	496	229	1,025
Segment net income (loss)	$(4,312)	$(624)	$(5,842)	$556

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$(4,312)	$(624)	$(5,842)	$556

NOTE 11: EARNINGS PER SHARE
    The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described above).
    In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2025, the Company used the quarterly and six-month average common stock close price of $9.88 and $10.68 per share, respectively.
For the three and six months ended June 30, 2025, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the three and six months ended June 30, 2025.
In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2024, the Company used the quarterly and six-month average common stock close price of $7.92 and $8.37 per share, respectively.
For the three months ended June 30, 2024, the Company's common stock subject to options were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the three months ended June 30, 2024.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2024, there were $1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the six months ended June 30, 2024, 8187 restricted stock units was granted (see Note 5, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 375,824 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.
Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) earnings attributable to common stockholders	$(4,312)	$(624)	$(5,842)	$556
Weighted average common shares outstanding (for basic calculation)	1,901	1,885	1,901	1,885
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,901	1,885	1,901	1,885
EPS - Basic	$(2.27)	$(0.33)	$(3.07)	$0.30
EPS - Diluted	$(2.27)	$(0.33)	$(3.07)	$0.30

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2025 as compared to the same period in 2024 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2024 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.
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
We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of June 30, 2025, we had approximately 125,000 active associates and preferred customer positions held by individuals that purchased our products and/or packs or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai’s website. Currently, Meitai is not a direct selling company in China nor can it operate under a multi-level marketing model in China. Products purchased on Meitai’s website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.

Our common stock trades on The Nasdaq Capital Markets (“Nasdaq”) under the symbol “MTEX.”

The Company maintains a corporate website at www.mannatech.com.

Overview of Operating Results
Consolidated net sales for the three months ended June 30, 2025 was $25.7 million, as compared to $27.7 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 7.4%. Consolidated net sales for the six months ended June 30, 2025 was $52.2 million, as compared to $57.1 million for the six months ended June 30, 2024, a decrease of $4.9 million, or 8.6%. The decline in revenues was principally due to slowing demand in certain regions we operate within due to weakened economic conditions, relative to the prior year.
Net realized and unrealized foreign currency loss for the quarter ended June 30, 2025 was $2.7 million, primarily related to the effects of translation of the Company's balance sheet as the U.S. Dollar strengthened relative to other currencies. The quarter ended June 30, 2024, resulted in a foreign exchange gain of $1.1 million.
Net loss was $4.3 million for the three months ended June 30, 2025, or $2.27 per diluted share, as compared to net loss of $0.6 million, or $0.33 per diluted share for the three months ended June 30, 2024.
Net loss was $5.8 million for the six months ended June 30, 2025, or $3.07 per diluted share, as compared to net income of $0.6 million, or $0.30 per diluted share for the six months ended June 30, 2024.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	2025		2024		Change from 2024 to 2025
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$25,679	100.0%	$27,740	100.0%	$(2,061)	(7.4)%
Cost of sales	6,778	26.4%	6,363	22.9%	415	6.5%
Gross profit	18,901	73.6%	21,377	77.1%	(2,476)	(11.6)%

Operating expenses:
Commissions and incentives	9,567	37.3%	11,660	42.0%	(2,093)	(18.0)%
Selling and administrative expenses	10,777	42.0%	10,860	39.1%	(83)	(0.8)%
Total operating expenses	20,344	79.2%	22,520	81.2%	(2,176)	(9.7)%
Loss from operations	(1,443)	(5.6)%	(1,143)	(4.1)%	(300)	26.2%
Interest expense, net	(102)	(0.4)%	(105)	(0.4)%	3	(2.9)%
Other (expense) income, net	(2,744)	(10.7)%	1,120	4.0%	(3,864)	(345.0)%
Loss before income taxes	(4,289)	(16.7)%	(128)	(0.5)%	(4,161)	3,250.8%
Income tax expense	(23)	(0.1)%	(496)	(1.8)%	473	(95.4)%
Net loss	$(4,312)	(16.8)%	$(624)	(2.2)%	$(3,688)	591.0%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	2025		2024		Change from 2024 to 2025
	Total dollars	% of net sales	Total dollars	% of net sales	Dollar	Percentage
Net sales	$52,242	100.0%	$57,133	100.0%	$(4,891)	(8.6)%
Cost of sales	13,605	26.0%	12,658	22.2%	947	7.5%
Gross profit	38,637	74.0%	44,475	77.8%	(5,838)	(13.1)%

Operating expenses:
Commissions and incentives	20,120	38.5%	23,345	40.9%	(3,225)	(13.8)%
Selling and administrative expenses	20,793	39.8%	21,452	37.5%	(659)	(3.1)%
Total operating expenses	40,913	78.3%	44,797	78.4%	(3,884)	(8.7)%
Loss from operations	(2,276)	(4.4)%	(322)	(0.6)%	(1,954)	606.8%
Interest expense, net	(175)	(0.3)%	(87)	(0.2)%	(88)	101.1%
Other (expense) income, net	(3,162)	(6.1)%	1,990	3.5%	(5,152)	(258.9)%
(Loss) income before income taxes	(5,613)	(10.7)%	1,581	2.8%	(7,194)	(455.0)%
Income tax expense	(229)	(0.4)%	(1,025)	(1.8)%	796	(77.7)%
Net (loss) income	$(5,842)	(11.2)%	$556	1.0%	$(6,398)	(1,150.7)%

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
For the three and six months ended June 30, 2025, our net sales decreased $1.8 million and $3.4 million, or 6.5% and 6.0% on a Constant dollar basis, respectively (see reconciliation of Non-GAAP Financial Measures in the tables below); and unfavorable foreign exchange caused a $0.2 million and $1.5 million decrease in GAAP net sales as compared to the same periods in 2024, respectively.
A reconciliation non-GAAP financial measures to GAAP results for the three and six months ended June 30, 2025 and 2024 is presented as follows (in millions, except percentages):

Three-month period ended	June 30, 2025			June 30, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$25.7	$0.2	$25.9	$27.7	$(1.8)	(6.5)%
Gross profit	$18.9	$0.2	$19.1	$21.4	$(2.3)	(10.7)%
Loss from operations	$(1.4)	$—	$(1.4)	$(1.1)	$(0.3)	27.3%

Six-month period ended	June 30, 2025			June 30, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Net sales	$52.2	$1.5	$53.7	$57.1	$(3.4)	(6.0)%
Gross profit	38.6	1.2	39.8	44.5	(4.7)	(10.6)%
Loss from operations	(2.3)	$0.3	(2.0)	(0.3)	(1.7)	566.7%
Net Sales by Region
Operations outside of the Americas accounted for approximately 67.7% of our consolidated net sales in the three months ended June 30, 2025, as compared to 65.7% in the same period last year. Operations outside of the Americas accounted for approximately 67.0% of our consolidated net sales in the six months ended June 30, 2025, as compared to 65.5% in the same period last year.
Consolidated net sales by region for the three months ended June 30, 2025 and 2024 were as follows (in millions, except percentages):

Region	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
Americas	$8.3	32.3%	$9.5	34.3%
Asia/Pacific	15.3	59.5%	15.9	57.4%
EMEA	2.1	8.2%	2.3	8.3%
Total	$25.7	100.0%	$27.7	100.0%

Consolidated net sales by region for the six months ended June 30, 2025 and 2024 were as follows (in millions, except percentages):

Region	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Americas	$17.2	33.0%	$19.7	34.5%
Asia/Pacific	30.7	58.8%	33.0	57.8%
EMEA	4.3	8.2%	4.4	7.7%
Total	$52.2	100.0%	$57.1	100.0%

For the three months ended June 30, 2025, net sales in the Americas decreased by $1.2 million, or 12.6%, to $8.3 million, as compared to $9.5 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 14.6%, which was partially offset by a 2.3% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of decreasing revenue by $0.1 million for the three months ended June 30, 2025 when compared to the same period in 2024. The currency impact is primarily due to the weakening of the Mexican Peso.
For the six months ended June 30, 2025, net sales in the Americas decreased by 2.5 million, or 12.7%, to $17.2 million, as compared to $19.7 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 12.3%, which was partially offset by a 2.2% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of decreasing revenue by $0.3 million for the six months ended June 30, 2025 when compared to the same period in 2024. The currency impact is primarily due to the weakening of the Mexican Peso.
For the three months ended June 30, 2025, Asia/Pacific net sales decreased by $0.6 million, or 3.8%, to $15.3 million, as compared to $15.9 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 12.2%, which was partially offset by a 9.7% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the three months ended June 30, 2025, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won.
For the six months ended June 30, 2025, Asia/Pacific net sales decreased by $2.3 million, or 7.0%, to $30.7 million, as compared to $33.0 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 11.3%, which was partially offset by a 6.0% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $1.2 million for the six months ended June 30, 2025, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won.
For the three months ended June 30, 2025, EMEA net sales decreased by $0.2 million, or 8.7%, to $2.1 million, as compared to $2.3 million for the same period in 2024. The decrease was primarily due to a 4.5% decrease in revenue per active independent associate and preferred customer and a 4.4% decrease in the number of active independent associates and preferred customers. There was no foreign currency impact on revenue for the three months ended June 30, 2025 as compared to the same period in 2024.
For the six months ended June 30, 2025, EMEA net sales decreased by $0.1 million, or 2.3%, to $4.3 million, as compared to $4.4 million for the same period in 2024. The decrease was primarily due to a 5.5% decrease in the number of active independent associates and preferred customers, which was partially offset by a 2.2% increase in revenue per active independent associate and preferred customer. There was no foreign currency impact on revenue for the six months ended June 30, 2025 as compared to the same period in 2024.

Sales Mix
Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

Three-month period ended	June 30, 2025			June 30, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	$24.7	$0.2	$24.9	$26.3	$(1.4)	(5.3)%
Pack sales and associate fees	0.6	—	0.6	1.0	(0.4)	(40.0)%
Other	0.4	—	0.4	0.4	—	—%
Total	$25.7	$0.2	$25.9	$27.7	$(1.8)	(6.5)%

Six-month period ended	June 30, 2025			June 30, 2024	Constant $ Change
	GAAP Measure: Total $	Translation Adjustment	Non-GAAP Measure: Constant $	GAAP Measure: Total $	Dollar	Percent
Product	50.1	1.4	51.5	54.2	(2.7)	(5.0)%
Pack sales and associate fees	1.3	0.1	1.4	2.1	(0.7)	(33.3)%
Other	0.8	0.0	0.8	0.8	—	—%
Total	$52.2	$1.5	$53.7	$57.1	$(3.4)	(6.0)%
Product Sales
Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended June 30, 2025 decreased by $1.6 million, or 6.1%, as compared to the same period in 2024. On a Constant dollar basis, product sales for the three months ended June 30, 2025 decreased $1.4 million, or 5.3%, as compared to the same period in 2024. The decrease in product sales for the three months ended June 30, 2025 reflects a 10.5% decrease in the average order value to $148, as compared to $166 for the same period in 2024, which was partially offset by a 2.1% increase in the number of orders processed.
Product sales for the six months ended June 30, 2025 decreased by $4.1 million, or 7.6%, as compared to the same period in 2024. On a Constant dollar basis, product sales for the six months ended June 30, 2025 declined $2.7 million, or 5.0%, as compared to the same period in 2024. The decrease in product sales for the six months ended June 30, 2025 reflects a 9.5% decrease in the average order value to $151, as compared to $167 for the same period in 2024 which was partially offset by a 0.3% increase in the number of orders processed.
Pack sales, Associate Fees and Recruiting
Recruitment of new independent associates and preferred customers decreased by 22.7% to 12,908 in the second quarter of 2025, as compared with 16,690 in the second quarter of 2024. We attribute the lower number of orders processed in the three months ended June 30, 2025 to a combination of the lower number of new independent associates and preferred customers recruited during the period.
Pack sales and associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our packs or products or paid associate fees during the twelve months ended June 30, 2025 and 2024 were as follows:

	2025		2024
New	57,000	45.6%	74,000	52.1%
Continuing	68,000	54.4%	68,000	47.9%
Total	125,000	100.0%	142,000	100.0%

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
Pack sales and associate fees for the three months ended June 30, 2025 decreased by $0.4 million, or 40.0%, to $0.6 million, as compared to $1.0 million for the same period in 2024. On a constant dollar basis, pack sales and associate fees for the three months ended June 30, 2025 decreased $0.4 million, or 40.0%, as compared to 2024. The decrease in pack sales and associate fees reflects a 36.7% decrease in the number of orders processed and a decrease in the average order value of $40, as compared to $43 for the same period in 2024.

Pack sales and associate fees for the six months ended June 30, 2025 decreased by $0.8 million, or 38.1%, to $1.3 million, as compared to $2.1 million for the same period in 2024. On a constant dollar basis, pack sales and associate fees for the six months ended June 30, 2025 declined $0.7 million, or 33.3%, as compared to 2024. The decrease in pack sales and associate fees reflects a 30.7% decrease in the number of orders processed and a decrease in the average order value of $43, as compared to $47 for the same period in 2024.
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
For each of the three months ended June 30, 2025 and 2024, other sales were $0.4 million.
For each of the six months ended June 30, 2025 and 2024, other sales were $0.8 million.

Gross Profit
For the three months ended June 30, 2025, gross profit decreased by $2.5 million, or 11.6%, to $18.9 million, as compared to $21.4 million for the same period in 2024. For the three months ended June 30, 2025, gross profit as a percentage of net sales decreased to 73.6%, as compared to 77.1% for the same period in 2024. The decrease in gross profit in dollar terms is principally due to increased product costs, including inventory markdowns, and increased freight costs. The timing of certain sales promotions also reduced gross profit as a percentage of net sales during the quarter, compared with the same period in 2024.
For the six months ended June 30, 2025, gross profit decreased by $5.8 million, or 13.1%, to $38.6 million, as compared to $44.5 million for the same period in 2024. For the six months ended June 30, 2025, gross profit as a percentage of net sales decreased to 74.0%, as compared to 77.8% for the same period in 2024. The decrease in gross profit in dollar terms is principally due to increased product costs, including inventory markdowns, and increased freight costs. The timing of certain sales promotions also reduced gross profit as a percentage of net sales during the quarter, compared with the same period in 2024.

Commissions and Incentives
Commission expense for the three months ended June 30, 2025 decreased by 14.4%, or $1.6 million, to $9.5 million, as compared to $11.1 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended June 30, 2025 primarily due to a decline in our sales. For the three months ended June 30, 2025, commissions as a percentage of net sales decreased to 37.0% as compared to 40.0% for the same period in 2024.
Commission expense for the six months ended June 30, 2025 decreased by 12.4%, or $2.8 million, to $19.5 million, as compared to $22.3 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased during the six months ended June 30, 2025 primarily due to a decline in our sales. For the six months ended June 30, 2025, commissions as a percentage of net sales decreased to 37.4% as compared to 39.0% for the same period in 2024.
Incentive costs for the three months ended June 30, 2025 and 2024 decreased to $0.1 million, as compared to $0.6 million for the same period in 2024. For the three months ended June 30, 2025, incentives as a percentage of net sales decreased to 0.2% as compared to 2.0% for the same period in 2024.
Incentive costs for the six months ended June 30, 2025 and 2024 decreased to $0.6 million, as compared to $1.1 million for the same period in 2024. For the six months ended June 30, 2025, incentives as a percentage of net sales decreased to 1.1% as compared to 1.8% for the same period in 2024.

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
For the three months ended June 30, 2025, selling and administrative expenses decreased by $0.1 million, or 0.8%, to $10.8 million, as compared to $10.9 million for the same period in 2024. The decrease in selling and administrative expenses was the result of a $0.4 million reduction in payroll costs, which was offset by a $0.2 million increase in marketing costs and a $0.1 million increase in office expenses. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2025 increased to 42.0% from 39.1% for the same period in 2024.
For the six months ended June 30, 2025, selling and administrative expenses decreased by $0.7 million, or 3.1%, to $20.8 million, as compared to $21.5 million for the same period in 2024. The decrease in selling and administrative expenses was the result of a $1.3 million decrease in payroll costs and a $0.3 million decrease in warehouse costs, which was offset by a $0.3 million increase in marketing costs, a $0.2 million increase in office expenses, a $0.2 million increase in travel expenses and a $0.2 million increase in legal and consulting fees. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2025 increased to 39.8% from 37.5% for the same period in 2024.

Other Income (Expense), Net
Foreign exchange losses were $2.7 million for the three months ended June 30, 2025. Foreign exchange gains were $1.1 million for the three months ended June 30, 2024.
Foreign exchange losses were $3.2 million for the six months ended June 30, 2025. Foreign exchange gains were $2.0 million for the six months ended June 30, 2024.

Income Tax (Provision) Benefit
    Income tax expense was less than $0.1 million for the three months ended June 30, 2025 as compared to income tax expense of $0.5 million in the same period in 2024. Income tax expense for the six months ended June 30, 2025 and 2024 was $0.2 million and $1.0 million, respectively.
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
The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three and six months ended June 30, 2025, the Company’s effective tax rate was (0.5)% and

(4.1)%, respectively. For the three and six months ended June 30, 2024, the Company's effective tax rate was (277.4)% and 74.8%, respectively.
The effective tax rates for the three and six months ended June 30, 2025 and 2024 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
As of June 30, 2025, our cash and cash equivalents decreased by 51.5%, or $5.9 million, to $5.5 million from $11.4 million as of December 31, 2024. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.6 million at each of June 30, 2025 and December 31, 2024. The long-term portion of restricted cash balances was $0.6 million at each of June 30, 2025 and December 31, 2024.
Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital
Working capital represents total current assets less total current liabilities. At June 30, 2025 and December 31, 2024, our working capital was $2.2 million and $5.2 million, respectively.

Net Cash Flows
Our net consolidated cash flows consisted of the following, for the six months ended June 30 (in millions):

Provided by (Used in):	2025	2024
Operating activities	$(5.1)	$(0.8)
Investing activities	$(0.6)	$(0.1)
Financing activities	$(0.2)	$3.1

Operating Activities
Operating activities used $5.1 million cash for the six months ended June 30, 2025 as compared to a use of $0.8 million cash for the same period 2024.
Investing Activities
For the six months ended June 30, 2025 and 2024, we invested cash of $0.6 million and $0.1 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities
For the six months ended June 30, 2025, our financing activities used cash of $0.2 million. For the six months ended June 30, 2025, we used $0.2 million in the repayment of finance lease obligations.
For the six months ended June 30, 2024, our financing activities provided cash of $3.1 million. We received $3.6 million from the issuance of notes payable (see Note 4) and we used $0.5 million in the repayment of finance lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity
As of June 30, 2025, our cash and cash equivalents was $5.5 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.
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
We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At June 30, 2025, our operating lease liabilities were $2.6 million, of which $1.0 million is presented as the current portion and $1.6 million is presented as Operating lease liabilities excluding current portion on our Condensed Consolidated Balance Sheets. We also have finance lease liabilities of $0.8 million and lease restoration liabilities of $0.4 million.
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

CRITICAL ACCOUNTING ESTIMATES
Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2025.

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

Tax Valuation Allowances
    As of June 30, 2025, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting
    During the quarter ended June 30, 2025, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing and transportation costs, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. We work closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of areas where tariffs could increase our costs. We cannot predict what further actions may be taken with respect to export regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. In addition, actions to mitigate the effect of these tariffs are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

MANNATECH, INCORPORATED

Dated: August 12, 2025	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: August 12, 2025	By:	/s/ James Clavijo
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

Date: August 12, 2025

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

Date: August 12, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2025 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Landen Fredrick, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2025

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mannatech, Incorporated (the “Company”) on Form 10-Q for the period ending June 30, 2025 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Clavijo, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 12, 2025

/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO MANNATECH, INCORPORATED AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.