Form 10-Q
period 2025-09-30
MANNATECH INC
filed 2025-11-12
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Yes ☐ No ☒

As of November 4, 2025, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,900,930.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall growth or lack of growth in the nutritional supplements industry;
•	plans for expected future product development;
•	changes in manufacturing costs;
•	shifts in the mix of packs and products;
•	the future impact of any changes to global associate career and compensation plans or incentives or the regulations governing such plans and incentives;
•	the ability to attract and retain independent associates and preferred customers;
•	new regulatory changes that may affect operations, products or compensation plans and incentives;
•	ability of our outside suppliers and manufacturers to supply products in sufficient quantities and comply with our product safety and quality standards or applicable law;
•	the competitive nature of our business with respect to products and pricing;
•	publicity related to our products or network marketing; and
•	the political, social and economic climate of the countries in which we operate; and
•

changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$7,141	$11,396
Restricted cash	550	550
Accounts receivable, net of allowance of $783 and $935	38	19
Income tax receivable	732	737
Inventories, net	11,128	10,405
Prepaid expenses and other current assets	1,587	1,755
Deferred commissions	909	1,259
Total current assets	22,085	26,121
Property and equipment, net	3,232	2,858
Operating lease right-of-use assets	3,753	2,094
Other assets	2,828	2,644
Deferred tax assets, net	1,783	1,770
Long-term restricted cash	239	569
Total assets	$33,920	$36,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$6,407	$8,642
Accrued expenses	3,281	3,832
Deferred revenue	2,290	3,027
Accounts payable	4,005	2,070
Current portion of operating lease liabilities	1,745	1,178
Taxes payable	1,487	1,788
Current notes payable	—	84
Current portion of finance lease liabilities	288	275
Total current liabilities	19,503	20,896
Long-term notes payable	2,900	2,900
Operating lease liabilities, excluding current portion	2,702	1,576
Other long-term liabilities	1,402	1,390
Finance lease liabilities, excluding current portion	463	680
Total liabilities	26,970	27,442

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,900,930 shares outstanding as of September 30, 2025 and 2,742,857 shares issued and 1,884,814 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	33,000	33,027
(Accumulated deficit) retained earnings	(2,729)	1,189
Accumulated other comprehensive loss	(3,759)	(5,666)
Treasury stock, at average cost, 841,927 shares as of September 30, 2025 and 858,043 shares as of December 31, 2024	(19,562)	(19,936)
Total shareholders’ equity	6,950	8,614
Total liabilities and shareholders’ equity	$33,920	$36,056

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$29,161	$31,725	$81,403	$88,858
Cost of sales	6,890	8,105	20,495	20,763
Gross profit	22,271	23,620	60,908	68,095
Operating expenses:
Commissions and incentives	11,192	12,893	31,312	36,237
Selling and administrative expenses	9,072	9,840	29,865	31,293
Total operating expenses	20,264	22,733	61,177	67,530
Income (loss) from operations	2,007	887	(269)	565
Interest expense, net	(104)	(109)	(279)	(196)
Other income (expense), net	611	(1,495)	(2,551)	495
Income (loss) before income taxes	2,514	(717)	(3,099)	864
Income tax (expense) benefit	(590)	389	(819)	(636)
Net income (loss)	$1,924	$(328)	$(3,918)	$228
Income (loss) per common share:
Basic	$1.01	$(0.17)	$(2.06)	$0.12
Diluted	$1.01	$(0.17)	$(2.06)	$0.12
Weighted-average common shares outstanding:
Basic	1,901	1,885	1,901	1,885
Diluted	1,901	1,885	1,901	1,885

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$1,924	$(328)	$(3,918)	$228
Foreign currency translations	(864)	2,105	1,907	(982)
Comprehensive income (loss)	$1,060	$1,777	$(2,011)	$(754)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)

(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
				(Accumulated	Accumulated
			Additional	deficit)	other		Total
	Number		paid-in	retained	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	earnings	loss	stock	equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

Net loss	—	—	—	(4,312)	—	—	(4,312)
Charge related to stock-based compensation	—	—	158	—	—	—	158
Foreign currency translations	—	—	—	—	2,533	—	2,533
Balance at June 30, 2025	1,900,930	$—	$33,074	$(4,653)	$(2,895)	$(19,562)	$5,964

Net income	—	—	—	1,924	—	—	1,924
Charge related to stock-based compensation	—	—	(74)	—	—	—	(74)
Foreign currency translations	—	—	—	—	(864)	—	(864)
Balance at September 30, 2025	1,900,930	$—	$33,000	$(2,729)	$(3,759)	$(19,562)	$6,950

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	equity
Balance at January 1, 2024	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	1,180	—	—	1,180
Charge related to stock-based compensation	—	—	12	—	—	—	12
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translations	—	—	—	—	(1,431)	—	(1,431)
Balance at March 31, 2024	1,884,814	$—	$32,948	$(121)	$(2,446)	$(19,936)	$10,445

Net loss	—	—	—	(624)	—	—	(624)
Charge related to stock-based compensation	—	—	34	—	—	—	34
Foreign currency translations	—	—	—	—	(1,656)	—	(1,656)
Balance at June 30, 2024	1,884,814	$—	$32,982	$(745)	$(4,102)	$(19,936)	$8,199

Net loss	—	—	—	(328)	—	—	(328)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Foreign currency translations	—	—	—	—	2,105	—	2,105
Balance at September 30, 2024	1,884,814	$—	$33,005	$(1,073)	$(1,997)	$(19,936)	$9,999

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,918)	$228
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	832	1,174
Non-cash operating lease expense	1,293	1,228
Provision for inventory losses	82	661
Provision for allowance for credit losses	(18)	(319)
Loss on retirement of property and equipment	—	253
Gain on disposal of subsidiary entity	—	(226)
Unrealized loss (gain) from foreign exchange	2,280	(146)
Charge related to stock-based compensation	347	269
Deferred income taxes	(13)	(302)
Changes in operating assets and liabilities:
Accounts receivable	20	388
Income tax receivable	4	51
Inventories	(504)	2,214
Prepaid expenses and other current assets	1,384	1,769
Deferred commissions	356	906
Other assets	(361)	(9)
Accounts payable	1,892	(430)
Accrued expenses	(2,764)	(827)
Other long-term liabilities	12	(2,503)
Taxes payable	(400)	(159)
Commissions and incentives payable	(2,447)	28
Deferred revenue	(751)	(1,768)
Net cash (used in) provided by operating activities	(2,674)	2,480
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,179)	(403)
Cash used in investing activities	(1,179)	(403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,600
Repayment of note payable	(84)	—
Repayment of finance lease obligations and other long-term liabilities	(235)	(734)
Net cash (used in) provided by financing activities	(319)	2,866
Effect of currency exchange rate changes on cash and cash equivalents	(413)	(606)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,585)	4,337
Cash, cash equivalents, and restricted cash at the beginning of the period	12,515	9,387
Cash, cash equivalents, and restricted cash at the end of the period	$7,930	$13,724

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$783	$812
Interest paid on finance leases and other financing arrangements	$388	$323

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through other financing arrangements	$—	$446
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$2,638	$359

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our 2024 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the period ended  September 30, 2025.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents was $7.1 million at September 30, 2025 and $11.4 million at December 31, 2024. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At September 30, 2025 and December 31, 2024, credit card receivables were $2.1 million and $1.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $2.6 million and $5.1 million at September 30, 2025 and December 31, 2024, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At September 30, 2025 and December 31, 2024, our total restricted cash was $0.8 million and $1.1 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$7,141	$11,396
Current restricted cash	550	550
Long-term restricted cash	239	569
Cash, cash equivalents, and restricted cash	$7,930	$12,515

Accounts Receivable, net

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2025 and December 31, 2024, receivables consisted primarily of amounts due from preferred customers and associates.

The Company's accounts receivable balances, net, are presented below (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$38	$19

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

At September 30, 2025 and September 30, 2024, the Company held an allowance for credit losses of $0.8 million and $0.9 million, respectively.

	September 30, 2025	September 30, 2024
Allowance for credit losses at beginning of period	$935	$1,278
Provision in current period	(18)	(319)
Accounts charged off against the allowance	(134)	(27)
Allowance for credit losses at end of period	$783	$932

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Other Assets

Other Assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Investment in Korea Mutual Aid Cooperative & Consumer	$1,318	$1,255
Deposits for building leases	1,273	1,152
Manapol Trademark	237	237
	$2,828	$2,644

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$1,461	$1,320
Accrued legal and accounting fees	649	823
Customer deposits and sales returns	172	480
Other accrued operating expenses	359	530
Accrued shipping and handling costs	204	306
Accrued sales and other taxes	156	157
Accrued travel expenses related to corporate events	141	127
Accrued inventory purchases	123	45
Accrued royalties	16	39
Accrued rent expense	—	5
	$3,281	$3,832

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands). See Note 9, Employee Benefit Plans, of the Company’s 2024 Annual Report for more information.

	September 30, 2025	December 31, 2024
Government required severance	$843	$853
Accrued lease restoration costs	343	326
Defined benefit plan obligation	216	211
	$1,402	$1,390

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, a combination, in certain geographic markets. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's remaining performance obligations related to associate fees were $0.1 million at both September 30, 2025 and December 31, 2024. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.

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

The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total deferred revenue at beginning of the period	$2,046	$4,152	$3,027	$4,786
Amount recognized as revenue during the period that is included in beginning of the period	(331)	(1,836)	(2,833)	(4,747)
New deferrals at the end of the period, net	575	702	2,096	2,979
Total deferred revenue at end of the period	$2,290	$3,018	$2,290	$3,018

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deferred revenue associated with the loyalty program at September 30, 2025 and September 30, 2024 was $2.2 million and $2.9 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loyalty program (in thousands)	2025	2024	2025	2024
Loyalty deferred revenue at beginning of the period	$1,972	$2,861	$2,921	$3,242
Loyalty points forfeited or expired	(1,189)	(757)	(2,277)	(2,167)
Loyalty points used	(1,904)	(2,227)	(5,946)	(6,745)
Loyalty points vested	3,004	1,624	7,185	7,171
Loyalty points unvested	320	1,399	320	1,399
Loyalty deferred revenue at end of period	$2,203	$2,900	$2,203	$2,900

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

The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Deferred commissions at beginning of the period	$730	$1,910	$1,259	$2,130
Amount recognized as commissions expense	(90)	(734)	(1,091)	(1,899)
New commission deferrals at the end of the period	269	48	741	993
Total deferred commissions at end of the period	$909	$1,224	$909	$1,224

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

As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	September 30, 2025	September 30, 2024
Sales reserve at beginning of period	$56	$41
Provision in current period	587	627
Returns charged off against the reserve	(576)	(606)
Sales reserve at end of period	$67	$62

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

Commissions and Incentives

Associates earn commissions and incentives based on their direct and indirect commissionable net sales over each month of the fiscal year. The Company accrues commissions and incentives when earned by associates and pays commissions on product sales on a monthly basis.

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

Accounting Pronouncements Issued but Not Yet Effective

Income Tax Reporting (ASU 2023-09) — Income Taxes (Topic 740): Improvements to Income Tax Disclosures(“ASU 2023-09”). In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. This guidance was effective January 1, 2025, with early adoption permitted. This guidance can be applied prospectively or retrospectively. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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

Intangibles—Goodwill and Other—Internal-Use Software (ASU 2025-06) (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software. The amendments are intended to modernize and simplify the guidance by aligning it more closely with the economic substance of software development activities. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted in any interim or annual reporting period for which financial statements have not yet been issued or made available for issuance. If early adoption is elected in an interim period, the entity must adopt the amendments as of the beginning of the annual reporting period that includes that interim period. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on our consolidated financial statements and related disclosures.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.1 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.

Inventories as of September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,417	$4,438
Finished goods and promotional materials	7,711	5,967
Total	$11,128	$10,405

NOTE 3: INCOME TAXES

For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 23.5% and (26.4)%, respectively. For the three and nine months ended September 30, 2024, the Company's effective tax rate was 54.3% and 73.6%, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three and nine months ended September 30, 2025 and September 30, 2024, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 4: NOTES PAYABLE

Notes payable were $2.9 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively.

The current portion was $0.0 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively, as a result of insurance financing arrangements.

The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.9 million at each of September 30, 2025 and December 31, 2024.

On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors and is the managing member of Jade Capital. As of September 30, 2025, there was no current portion, and the long-term portion of the balance was $2.0 million. On September 9, 2025, the Company entered into a loan extension agreement with Jade Capital, extending the maturity date of the note from September 30, 2026, to March 31, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of September 30, 2025, there was no current portion, and the long-term portion of the balance was $0.8 million. On September 9, 2025, the Company entered into a loan extension agreement with J. Stanley Fredrick, extending the maturity date of the note from September 30, 2026, to March 31, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The note is due in full on September 30, 2026. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of September 30, 2025, there was no current portion, and the long-term portion of the balance was $0.1 million. On September 9, 2025, the Company entered into a loan extension agreement with Kevin Robbins, extending the maturity date of the note from September 30, 2026, to March 31, 2027.  All other terms of the note remained unchanged.

As of September 30, 2025, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2025	2026	2027	Total
Jade Capital Note	$—	$—	$2,014	$2,014
J.S. Fredrick Note	—	—	806	806
K. Robbins Note	—	—	80	80
Total	$—	$—	$2,900	$2,900

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: STOCK-BASED COMPENSATION

Stock Option Plan

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2025, the Company had a total of 49,875 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

During the nine months ended September 30, 2025 and 2024, the Company granted 68,000 and 14,500 stock options, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was approximately $ 6.06 and $ 4.47, respectively.

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

Stock Grants

On March 11, 2024, the Company issued a grant of 8,187 restricted stock units (“RSUs”) of our common stock to our Chief Executive Officer. Under the terms of the stock grant, the grant is available for 18 months and will not vest until Mannatech's stock price averages $15.00 per share (i.e., the volume weighted price) for 60 consecutive days.  As of the end of the performance period, the stock price condition was not met. Accordingly, the RSUs did not vest, and the grant lapsed with no shares issued.

The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model. The Company has determined the fair value of the grant is $ 0.1 million. Accordingly, the Company has recognized compensation expense related to the grant of $6 thousand and $ 26 thousand for the three and nine months ended September 30, 2025, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to the fair values of options and RSUs as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total gross compensation expense	$38	$23	$107	$36
Total tax benefit associated with compensation expense	2	3	10	8
Total net compensation expense	$36	$20	$97	$28

As of September 30, 2025, the Company expects to record compensation expense related to stock options and RSUs in the future as follows (in thousands):

	Three months ending
	December 31,	Years ending December 31,
	2025	2026	2027
Total gross unrecognized compensation expense	$32	$—	$—

Equity-Based Compensation to Directors

At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the nine months ended September 30, 2025 and 2024, the Company issued a total of 16,116 and 24,660 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the nine months ending September 30, 2025 and 2024.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SHAREHOLDERS’ EQUITY

Treasury Stock

There were no shares repurchased during each of the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company had 841,927 and 858,043 treasury shares, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.

The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

		Pension and	Accumulated
	Foreign	Postretirement	Other
	Currency	Benefit	Comprehensive
	Translation	Obligation	Loss, Net
Balance as of December 31, 2024	$(6,080)	$414	$(5,666)
Current-period change (1)	1,907	—	1,907
Balance as of September 30, 2025	$(4,173)	$414	$(3,759)

(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three and nine months ended September 30, 2025 and 2024, the Company did not pay any dividends.

NOTE 7: LITIGATION

Litigation in General

As of September 30, 2025, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of September 30, 2025 and December 31, 2024, all of the Company’s finance leases pertain to certain equipment used in the business.

On March 10, 2023, the Company entered into a five-year agreement to sublease 10,000 rentable square feet of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and nine months ended September 30, 2025, the Company had earned less than $0.1 million and $0.1 million income from the sublease, respectively. For the three and nine months ended September 30, 2024, the Company earned less than $0.1 million and $0.1 million income from the sublease, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, the Company had net operating lease right-of-use assets of $3.8 million and net finance lease right-of-use assets of $0.8 million. At September 30, 2025, our operating lease liabilities were $4.4 million and our finance lease liabilities were $0.8 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2025 were 2.60 years and 4.54%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2025 were 2.55 years and 6.45%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

As of September 30, 2025 and December 31, 2024 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	September 30, 2025	December 31, 2024
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$3,753	$2,094
Finance leases	Property and equipment, net	767	961
Total right-of-use assets		$4,520	$3,055

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,745	$1,178
Finance leases	Current portion of finance leases	288	275
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	2,702	1,576
Finance leases	Finance leases, excluding current portion	463	680
Total lease liabilities		$5,198	$3,709

As of September 30, 2025, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2025	$517	$82	$(33)
2026	1,862	327	(132)
2027	1,571	315	(132)
2028	806	90	(55)
Total minimum lease payments	4,756	814	(352)
Imputed interest	(309)	(63)	—
Present value of minimum lease payments	$4,447	$751	$(352)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2025.

As of September 30, 2025 and December 31, 2024, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$1,638	$—	$—	$1,638

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds – JPMorgan Chase, US	$4,005	$—	$—	$4,005

The following table below present the carrying amount and estimated fair value of financial instruments as of September 30, 2025 and December 31, 2024, (in thousands) that are not measured at fair value:

	September 30, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,811

	December 31, 2024
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,900	$2,813

The fair value was estimated using a net present value measurement, which is based on unobservable inputs, and as such, is classified as Level 3.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: SEGMENT INFORMATION

The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of approximately 119,000 active associates and preferred customer positions who we refer to as current associates and preferred customers. The Company's subsidiary in China, Meitai, is currently operating as a traditional retailer under a cross-border e-commerce model. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.

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

Management reviews and analyzes net sales by geographical location and by products on a consolidated basis. The Company currently sells its products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Hong Kong, Taiwan, Thailand and China). It also ships products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland.

Consolidated net sales shipped to customers in these regions, along with associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Region	2025		2024		2025		2024
Americas	$7.9	27.1%	$10.6	33.4%	$25.1	30.8%	$30.4	34.2%
Asia/Pacific	18.8	64.4%	18.6	58.7%	49.5	60.8%	51.6	58.0%
EMEA	2.5	8.5%	2.5	7.9%	6.8	8.4%	6.9	7.8%
Total sales	$29.2	100.0%	$31.7	100.0%	$81.4	100.0%	$88.9	100.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product sales	$28.7	$31.3	$79.9	$87.3
Associate fees	0.1	0.1	0.3	0.4
Other	0.4	0.3	1.2	1.2
Total sales	$29.2	$31.7	$81.4	$88.9

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2025 and December 31, 2024, reside in the following regions, as follows (in millions):

Region	September 30, 2025	December 31, 2024
Americas	$2.6	$2.4
Asia/Pacific	0.6	0.5
EMEA	—	—
Total long-lived assets	$3.2	$2.9

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2025	December 31, 2024
Americas	$6.2	$6.0
Asia/Pacific	3.9	3.7
EMEA	1.0	0.7
Total inventory	$11.1	$10.4

The following table presents the Company's segment revenue, segment expenses and segment income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales	$29,161	$31,725	$81,403	$88,858
Less:
Cost of sales	6,890	8,105	20,495	20,763
Commissions and incentives	11,192	12,893	31,312	36,237
Human Resources	3,817	4,354	12,441	14,051
Distribution and warehouse	474	634	1,394	1,861
Selling and administrative expenses	4,520	4,482	15,198	14,207
Depreciation and amortization	261	370	832	1,174
Interest expense	136	166	410	334
Interest income	(32)	(57)	(131)	(138)
Other (income) expense	(611)	1,495	2,551	(495)
Income tax expense (benefit)	590	(389)	819	636
Segment net income (loss)	$1,924	$(328)	$(3,918)	$228

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$1,924	$(328)	$(3,918)	$228

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

In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2025, the Company used the quarterly and nine-month average common stock close price of  $8.64 and $9.97 per share, respectively.

For the three months ended  September 30, 2025, there were 1.90 million weighted-average common shares outstanding used for the basic EPS calculation. For the three months ended September 30, 2025, 8,187 restricted stock units granted (see Note 5, Stock Based Compensation, for more information) were excluded from the calculation of diluted EPS because the related market condition was not achieved and the grant lapsed. In addition, 180,974 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

For the nine months ended September 30, 2025, the Company's common stock subject to options were excluded from the diluted EPS calculation as their effect would have been antidilutive. The Company reported a net loss for the nine months ended September 30, 2025.

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

For the nine months ended September 30, 2024, there were 1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the nine months ended September 30, 2024, 8,187 restricted stock units was granted (see Note 5, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 156,661 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) earnings attributable to common stockholders	$1,924	$(328)	$(3,918)	$228
Weighted average common shares outstanding (for basic calculation)	1,901	1,885	1,901	1,885
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,901	1,885	1,901	1,885
EPS - Basic	$1.01	$(0.17)	$(2.06)	$0.12
EPS - Diluted	$1.01	$(0.17)	$(2.06)	$0.12

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2025 as compared to the same period in 2024 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2024 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of September 30, 2025, we had approximately 119,000 active associates and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

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

Overview of Operating Results

Consolidated net sales for the three months ended September 30, 2025 was $29.2 million, as compared to $31.7 million for the three months ended September 30, 2024, a decrease of $$2.6 million, or 8.1%. Consolidated net sales for the nine months ended September 30, 2025 was $81.4 million, as compared to $88.9 million for the nine months ended September 30, 2024, a decrease of $7.5 million, or 8.4%. The decline in revenues was principally due to slowing demand in certain regions we operate within, however sales for the third quarter of 2025 were higher than the first two quarters of 2025.

Net realized and unrealized foreign currency gains for the three months ended September 30, 2025 was $0.6 million. For the three months ended September 30, 2024 foreign currency loss was $1.5 million.

Net realized and unrealized foreign currency loss for the nine months ended September 30, 2025 was $2.6 million. For the nine months ended September 30, 2024 foreign currency gains was $0.5 million.

Net income was $1.9 million for the three months ended September 30, 2025, or $1.01 per diluted share, as compared to a net loss of $0.3 million, or $0.17 per diluted share for the three months ended September 30, 2024.

Net loss was $3.9 million for the nine months ended September 30, 2025, or $2.06 per diluted share, as compared to net income of $0.2 million, or $0.12 per diluted share for the nine months ended September 30, 2024. Net realized and unrealized foreign currency loss of $2.6 million contributed to overall net loss for the nine months ended September 30, 2025.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

					Change from
	2025		2024		2024 to 2025
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$29,161	100.0%	$31,725	100.0%	$(2,564)	(8.1)%
Cost of sales	6,890	23.6%	8,105	25.5%	(1,215)	(15.0)%
Gross profit	22,271	76.4%	23,620	74.5%	(1,349)	(5.7)%

Operating expenses:
Commissions and incentives	11,192	38.4%	12,893	40.6%	(1,701)	(13.2)%
Selling and administrative expenses	9,072	31.1%	9,840	31.0%	(768)	(7.8)%
Total operating expenses	20,264	69.5%	22,733	71.7%	(2,469)	(10.9)%
Income from operations	2,007	6.9%	887	2.8%	1,120	126.3%
Interest expense, net	(104)	(0.4)%	(109)	(0.3)%	5	(4.6)%
Other income (expense), net	611	2.1%	(1,495)	(4.7)%	2,106	(140.9)%
Income (loss) before income taxes	2,514	8.6%	(717)	(2.3)%	3,231	(450.6)%
Income tax (expense) benefit	(590)	(2.0)%	389	1.2%	(979)	(251.7)%
Net income (loss)	$1,924	6.6%	$(328)	(1.0)%	$2,252	(686.6)%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

					Change from
	2025		2024		2024 to 2025
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$81,403	100.0%	$88,858	100.0%	$(7,455)	(8.4)%
Cost of sales	20,495	25.2%	20,763	23.4%	(268)	(1.3)%
Gross profit	60,908	74.8%	68,095	76.6%	(7,187)	(10.6)%

Operating expenses:
Commissions and incentives	31,312	38.5%	36,237	40.8%	(4,925)	(13.6)%
Selling and administrative expenses	29,865	36.7%	31,293	35.2%	(1,428)	(4.6)%
Total operating expenses	61,177	75.2%	67,530	76.0%	(6,353)	(9.4)%
(Loss) income from operations	(269)	(0.3)%	565	0.6%	(834)	(147.6)%
Interest expense, net	(279)	(0.3)%	(196)	(0.2)%	(83)	42.3%
Other (expense) income, net	(2,551)	(3.1)%	495	0.6%	(3,046)	(615.4)%
(Loss) income before income taxes	(3,099)	(3.8)%	864	1.0%	(3,963)	(458.7)%
Income tax expense	(819)	(1.0)%	(636)	(0.7)%	(183)	28.8%
Net (loss) income	$(3,918)	(4.8)%	$228	0.3%	$(4,146)	(1818.4)%

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

For the three and nine months ended September 30, 2025, our net sales decreased $2.3 million and $5.8 million, or 7.3% and 6.5% on a Constant dollar basis, respectively (see reconciliation of Non-GAAP Financial Measures in the tables below); and unfavorable foreign exchange caused a $0.2 million and $1.7 million decrease in GAAP net sales as compared to the same periods in 2024, respectively.

A reconciliation non-GAAP financial measures to GAAP results for the three and nine months ended September 30, 2025 and 2024 is presented as follows (in millions, except percentages):

Three-month period ended	September 30, 2025			September 30, 2024	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$29.2	$0.2	$29.4	$31.7	$(2.3)	(7.3)%
Gross profit	$22.3	$0.1	$22.4	$23.6	$(1.2)	(5.1)%
Income from operations	$2.0	$0.1	$2.1	$0.9	$1.2	133.3%

Nine-month period ended	September 30, 2025			September 30, 2024	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$81.4	$1.7	$83.1	$88.9	$(5.8)	(6.5)%
Gross profit	$60.9	$1.4	$62.3	$68.1	$(5.8)	(8.5)%
(Loss) income from operations	$(0.3)	$0.5	$0.2	$0.6	$(0.4)	(66.7)%

Net Sales by Region

Operations outside of the Americas accounted for approximately 72.9% of our consolidated net sales in the three months ended September 30, 2025, as compared to 66.6% in the same period last year. Operations outside of the Americas accounted for approximately 69.2% of our consolidated net sales in the nine months ended September 30, 2025, as compared to 65.8% in the same period last year.

Consolidated net sales by region for the three months ended September 30, 2025 and 2024 were as follows (in millions, except percentages):

	Three Months Ended		Three Months Ended
Region	September 30, 2025		September 30, 2024
Americas	$7.9	27.1%	$10.6	33.4%
Asia/Pacific	18.8	64.4%	18.6	58.7%
EMEA	2.5	8.5%	2.5	7.9%
Total	$29.2	100.0%	$31.7	100.0%

Consolidated net sales by region for the nine months ended September 30, 2025 and 2024 were as follows (in millions, except percentages):

	Nine Months Ended		Nine Months Ended
Region	September 30, 2025		September 30, 2024
Americas	$25.1	30.8%	$30.4	34.2%
Asia/Pacific	49.5	60.8%	51.6	58.0%
EMEA	6.8	8.4%	6.9	7.8%
Total	$81.4	100.0%	$88.9	100.0%

For the three months ended September 30, 2025, net sales in the Americas decreased by $2.7 million, or 25.5%, to $7.9 million, as compared to $10.6 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 13.0%. There was a 14.4% decrease in revenue per active independent associate and preferred customer. Foreign currency had no effect on revenue for the three months ended September 30, 2025 when compared to the same period in 2024.

For the nine months ended September 30, 2025, net sales in the Americas decreased by $5.3 million, or 17.4%, to $25.1 million, as compared to $30.4 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 12.5%. There was a 5.1% decrease in revenue per active independent associate and preferred customer. Foreign currency had the effect of decreasing revenue by $0.3 million for the nine months ended September 30, 2025 when compared to the same period in 2024. The currency impact is primarily due to the weakening of the Mexican Peso.

For the three months ended September 30, 2025, Asia/Pacific net sales increased by $0.2 million, or 1.1%, to $18.8 million, as compared to $18.6 million for the same period in 2024. There was a 20.8% increase in revenue per active independent associate and preferred customer, which was partially offset by a 16.3% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.3 million for the three months ended September 30, 2025, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won.

For the nine months ended September 30, 2025, Asia/Pacific net sales decreased by $2.1 million, or 4.1%, to $49.5 million, as compared to $51.6 million for the same period in 2024. The number of active independent associates and preferred customers decreased by 12.7%, which was partially offset by a 14.7% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of decreasing revenue by $1.5 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won.

For the three months ended September 30, 2025, EMEA net sales remained constant at $2.5 million, as compared to the same period in 2024. There was a 1.8% increase in revenue per active independent associate and preferred customer, which was partially offset by a 1.7% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the three months ended September 30, 2025 as compared to the same period in 2024. The currency impact is primarily due to the strengthening of the South African Rand.

For the nine months ended September 30, 2025, EMEA net sales decreased by $0.1 million, or 1.4%, to $6.8 million, as compared to $6.9 million for the same period in 2024. The decrease was primarily due to a 4.4% decrease in the number of active independent associates and preferred customers, which was partially offset by a 0.3% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The currency impact is primarily due to the strengthening of the South African Rand.

Sales Mix

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

Three-month period ended	September 30, 2025			September 30, 2024	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$28.7	$0.2	$28.9	$31.3	$(2.4)	(7.7)%
Associate fees	0.1	—	0.1	0.1	—	0.0%
Other	0.4	—	0.4	0.3	0.1	33.3%
Total sales	$29.2	$0.2	$29.4	$31.7	$(2.3)	(7.3)%

Nine-month period ended	September 30, 2025			September 30, 2024	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$79.9	$1.7	$81.6	$87.3	$(5.7)	(6.5)%
Associate fees	0.3	—	0.3	0.4	(0.1)	(25.0)%
Other	1.2	—	1.2	1.2	—	0.0%
Total sales	$81.4	$1.7	$83.1	$88.9	$(5.8)	(6.5)%

Product Sales

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended September 30, 2025 decreased by $2.6 million, or 8.3%, as compared to the same period in 2024. On a Constant dollar basis, product sales for the three months ended September 30, 2025 decreased  $0.2 million, or 0.7% , as compared to the same period in 2024. The decrease in product sales for the three months ended September 30, 2025 reflects a 5.6% decrease in the average order value to $168, as compared to $178 for the same period in 2024 and a  4.5% decrease in the number of orders processed.

Product sales for the nine months ended September 30, 2025 decreased by $7.4 million, or 8.5%, as compared to the same period in 2024. On a Constant dollar basis, product sales for the nine months ended September 30, 2025 declined $1.7million, or 2.1%, as compared to the same period in 2024. The decrease in product sales for the nine months ended September 30, 2025 reflects an 8.2% decrease in the average order value to $157, as compared to $171 for the same period in 2024 and a 1.3% decrease in the number of orders processed.

Associate Fees and Recruiting

Recruitment of new independent associates and preferred customers decreased by 21.9% to 13,078 in the third quarter of 2025, as compared with 16,741 in the third quarter of 2024. We attribute the lower number of orders processed in the three months ended September 30, 2025 to a combination of the lower number of new independent associates and preferred customers recruited during the period.

Associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our products or paid associate fees during the twelve months ended September 30, 2025 and 2024 were as follows:

	2025		2024
New	55,000	46.2%	68,000	50.0%
Continuing	64,000	53.8%	68,000	50.0%
Total	119,000	100.0%	136,000	100.0%

The Company collects associate fees in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden the United Kingdom. Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan.

In the Republic of Korea and Mexico, packs may still be purchased by our associates who wish to build a Mannatech business, but associate fees are not sold as a standalone item. These packs contain products that are discounted from both the published retail and associate prices. There are several pack options available to our associates. In certain of these markets, pack sales are completed during the final stages of the registration process and can provide new associates with valuable training and promotional materials, as well as products for resale to retail customers, demonstration purposes, and personal consumption. Business-building associates in these markets can also purchase an upgrade pack, which provides the associate with additional promotional materials.

For each of the three months ended September 30, 2025 and 2024, associate fees were $0.1 million.

For the nine months ended September 30, 2025 and 2024, associate fees were $0.3 million and $0.4 million, respectively.

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

For the three months ended September 30, 2025 and 2024, other sales were $0.4 million and $0.3 million, respectively.

For each of the nine months ended September 30, 2025 and 2024, other sales were $1.2 million.

Gross Profit

For the three months ended September 30, 2025, gross profit decreased by $1.3million, or 5.7%, to $22.3 million, as compared to $23.6 million for the same period in 2024. For the three months ended September 30, 2025, gross profit as a percentage of net sales increased to 76.4%, as compared to 74.5% for the same period in 2024. The increase in gross profit as a percentage of net sales was primarily due to higher sales prices which was added in the third quarter of 2025 and lower inventory reserve additions compared to the same period in 2024. The timing of certain sales promotions also increased gross profit as a percentage of net sales during the third quarter of 2025, as compared to the same period in 2024.

For the nine months ended September 30, 2025, gross profit decreased by $7.2 million, or 10.6%, to $60.9 million, as compared to $68.1 million for the same period in 2024. For the nine months ended September 30, 2025, gross profit as a percentage of net sales decreased to 74.8%, as compared to 76.6% for the same period in 2024. The decrease in gross profit in dollar terms is principally due to increased product costs, including inventory markdowns, and increased freight costs.

Commissions and Incentives

Commission expense for the three months ended September 30, 2025 decreased by 10.7%, or $1.3 million, to $10.9 million, as compared to $12.2 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended September 30, 2025 primarily due to a decline in our sales. For the three months ended September 30, 2025, commissions as a percentage of net sales decreased to 37.5% as compared to 38.3% for the same period in 2024.

Commission expense for the nine months ended September 30, 2025 decreased by 11.6%, or $4.0 million, to $30.5 million, as compared to $34.5 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased during the nine months ended September 30, 2025 primarily due to a decline in our sales. For the nine months ended September 30, 2025, commissions as a percentage of net sales decreased to 37.4% as compared to 38.8% for the same period in 2024.

Incentive costs for the three months ended September 30, 2025 and 2024 decreased to $0.2 million, as compared to $0.7 million for the same period in 2024. For the three months ended September 30, 2025, incentives as a percentage of net sales decreased to 0.9% as compared to 2.3% for the same period in 2024.

Incentive costs for the nine months ended September 30, 2025 and 2024 decreased to $0.8 million, as compared to $1.8 million for the same period in 2024. For the nine months ended September 30, 2025, incentives as a percentage of net sales decreased to 1.0% as compared to 2.0% for the same period in 2024.

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

For the three months ended September 30, 2025, selling and administrative expenses decreased by $0.7 million, or 7.8%, to $9.1 million, as compared to $9.8 million for the same period in 2024. The decrease in selling and administrative expenses was the result of a $0.4 million reduction in payroll costs, a $0.1 million decrease in travel and entertainment costs, a $0.1 million decrease in warehouse costs and a $0.1 million decrease in charitable contributions. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2025 increased to 31.1% from 31.0% for the same period in 2024.

For the nine months ended September 30, 2025, selling and administrative expenses decreased by $1.4 million, or 4.6%, to $29.9 million, as compared to $31.3 million for the same period in 2024. The decrease in selling and administrative expenses was the result of a $1.7 million decrease in payroll costs, a $0.5 million decrease in warehouse costs and a $0.1 million decrease in charitable contributions, which was offset by a $0.3 million increase in marketing costs, a $0.3 million increase in office expenses and a $0.3 million increase in legal and consulting fees. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2025 increased to 36.7% from 35.2% for the same period in 2024.

Other Income (Expense), Net

Foreign exchange gains were $0.6million for the three months ended September 30, 2025. Foreign exchange losses were $1.5 million for the three months ended September 30, 2024.

Foreign exchange losses were $2.6 million for the nine months ended September 30, 2025. Foreign exchange gains were $0.5 million for the nine months ended September 30, 2024.

Income Tax (Provision) Benefit

Income tax expense was $0.6 million for the three months ended September 30, 2025 as compared to income tax benefit of $0.4 million in the same period in 2024. Income tax expense for the nine months ended September 30, 2025 and 2024 was $0.8 million and $0.6 million, respectively.

Income tax (provision) or benefit includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the nine months ended September 30,:

Country	2025	2024
China(1)	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(2)	22.2%	22.2%

(1) For 2025, the Company qualified for a reduced tax rate of 5% in China as a Small Low Profit Enterprise.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 23.5% and (26.4)%, respectively. For the three and nine months ended September 30, 2024, the Company's effective tax rate was 54.3% and 73.6%, respectively.

The effective tax rates for the three and nine months ended September 30, 2025 and 2024 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2025, our cash and cash equivalents decreased by 37.3%, or $4.3 million, to $7.1 million from $11.4 million as of December 31, 2024. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.6 million at each of September 30, 2025 and December 31, 2024. The long-term portion of restricted cash balances was $0.2 million and $0.6 million at September 30, 2025 and December 31, 2024

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2025 and December 31, 2024, our working capital was $2.6 million and $5.2 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30, (in millions):

Provided by (Used in):	2025	2024
Operating activities	$(2.7)	$2.5
Investing activities	$(1.2)	$(0.4)
Financing activities	$(0.3)	$2.9

Operating Activities

Operating activities used $2.7 million cash for the nine months ended September 30, 2025 as compared to cash provided of $2.5 million for the same period in 2024.

Investing Activities

For the nine months ended September 30, 2025 and 2024, we invested cash of $1.2 million and $0.4 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities

For the nine months ended September 30, 2025, our financing activities used cash of $0.3 million. For the nine months ended September 30, 2025, we used $0.3 million in the repayment of finance lease obligations.

For the nine months ended September 30, 2024, our financing activities provided cash of $2.9 million. We received $3.6 million from the issuance of notes payable (see Note 4) and we used $0.7 million in the repayment of finance lease obligations.

General Liquidity and Cash Flows

Short Term Liquidity

As of September 30, 2025, our cash and cash equivalents was $7.1 million. We believe our existing liquidity and cash flows from operations are adequate to fund our normal expected future business operations for the next twelve months.

On April 23, 2024, the Company entered into unsecured Loan and Promissory Note agreements with three related parties, who are members of the Company’s Board of Directors, and who are current stockholders of the Company, in an aggregate principal amount of $3.6 million. The purpose of the borrowing was to provide funds to the Company for general working capital needs, including payment to vendors, expansion of the Company’s non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity. On September 9, 2025, the Company entered into loan extension agreements extending the maturity date of the notes from September 30, 2026, to March 31, 2027.  All other terms of the notes remained unchanged.

We have operating lease liabilities for the property and equipment we use in our business operations. These operating lease liabilities represent our minimum future payment obligations on operating leases, including imputed interest. At September 30, 2025, our operating lease liabilities were $4.4 million, of which $1.7 million is presented as the current portion and $2.7 million is presented as Operating lease liabilities excluding current portion on our Condensed Consolidated Balance Sheets. We also have finance lease liabilities of $0.8 million and lease restoration liabilities of $0.3 million.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of September 30, 2025.

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

Tax Valuation Allowances

As of September 30, 2025, there was nothing recorded in other long-term liabilities on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

Revenue Recognition and Deferred Commissions

Our revenue is derived from sales of individual products and associate fees or, in certain geographic markets, starter packs. Substantially all of our product sales are to associates and preferred customers at published wholesale prices. We record revenue net of any sales taxes and record a reserve for expected sales returns based on historical experience. The Company changed its shipping terms with customers such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. Previously, the Company's shipping terms were FOB destination, so the Company recognized revenue upon delivery of the product to the customer. Corporate-sponsored event revenue is recognized when the event is held.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6    Exhibits

See Index to Exhibits immediately following this page.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, Incorporated, dated May 19, 1998.	S-1	333-63133	3.1	September 10, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, dated August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
10.17	Loan Agreement and Promissory Note with Jade Capital, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
10.18	Loan Agreement and Promissory Note with J. Stanley Fredrick, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
10.19	Loan Agreement and Promissory Note with Kevin Robbins, signed April 23, 2024.	8-K	000-24657	10.2	April 23, 2024
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	*	*	*	*
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	**	**	**	**
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Mannatech.	**	**	**	**
101.INS*	Inline XBRL Instance Document	*	*	*	*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: November 12, 2025	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: November 12, 2025	By:	/s/ James Clavijo
James Clavijo
Chief Financial Officer
(principal financial officer)