Form 10-K
period 2025-12-31
MANNATECH INC
filed 2026-04-15
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

At June 30, 2025, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant was $9,875,105 based on the closing sale price of $9.35, as reported on The Nasdaq Capital Market.

The number of shares of the Registrant’s common stock outstanding as of April 8, 2026 was 1,929,670 shares.

Documents Incorporated by Reference: None

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below and in the “Risk Factors” section in Item 1A of this Form 10-K, and elsewhere in this Form 10-K and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

•	overall growth or lack of growth in the nutritional supplements industry;

•	plans for expected future product development;

•	changes in our contract manufacturing costs;

•	shifts in the mix of packs and products;

•	the future impact of any changes to global associate career and compensation plans or incentives or the regulations governing such plans and incentives;

•	the ability to attract and retain independent associates and preferred customers;

•	new regulatory changes that may affect operations, products or compensation plans and incentives;

•	ability of our outside suppliers and manufacturers to supply products in sufficient quantities and comply with our product safety and quality standards or applicable law;

•	our ability to continue as a going concern as described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;

•	the competitive nature of our business with respect to products and pricing; and

•	publicity related to our products or network marketing.

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

PART I

Item 1.         Business

Overview

Mannatech, Incorporated ("Mannatech" or the "Company") is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During 2025, the Company liquidated its entity in Denmark, Mannatech Denmark ApS.

We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of December 31, 2025, we had approximately  114,000 active associate and preferred customer positions held by individuals in our network associated with the purchase of our products and/or payment of associate fees within the last 12 months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

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

•

In 2008, we introduced a proprietary proteolytic enzyme and phytosterol dietary supplement designed to support the body’s natural recovery processes associated with physical activity in our BounceBack® capsules. We also introduced a proprietary version of whey protein peptide technology designed to assist targeted fat loss when combined with exercise and a healthy diet in our OsoLean® powder.

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

•

In 2016, Mannatech rebranded the Company, including all new packaging and labels, and introduced an innovative, natural fat-loss system, TruHealthTM. Included in the system is the TruPLENISHTM Nutritional Shake, TruPURE® Cleanse Slimsticks and TruSHAPETM Fat-Loss Capsules.

•

In 2017, Mannatech launched several new products, including GlycoCafé®, a glyconutritional coffee made with the whole coffee fruit, and Luminovation, a line of mass-market and premium Korean beauty products.

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

•

In 2020, Mannatech’s key product launches included a product suite to address microbiome health: new GI-Defense™ intestinal support product, improved GI-ProBalance pre/pro-biotic product and improved GI-Zyme digestive enzyme product, reformulated ImmunoStart and MannaBOOM products, and a re-launch of its MannaBears gummies.

•

In 2021, Mannatech introduced Liver Support to the North American market, providing detox support for healthy liver function. In addition, Mannatech introduced Sugar Balance, Inner Beauty Collagen, and Luminovation to Korea, and, in Mexico, Mannatech introduced a drink mix, MannaZen con Aloe Prime.

•

In 2022, Mannatech introduced existing products into new markets. Mannatech added the South African and Australian product Superfood Greens and Reds in the United States, launched Korean Luminovation skincare line in Hong Kong and Japan, and brought Manapol® and Ambrotose Life® to Canada. There were also reformulations for the purpose of enhancing existing products, such as the relaunch of EMPACT+ and Enzyme ProBalance. Mannatech introduced two unique drink mixes in Mexico, MannaForce+ and M Gold+.

•

In 2023, Mannatech's product launches included our Korean Luminovation skincare line in the United States and Australia. Sleep and Stress Support gummies were introduced in the United States as part of the Essentials product line. Korea had numerous product launches, including: MannaTea, MultiVItaGummy, Immune Jelly, Luminovation Glyco, Collagen Capsule Kit, Waterfull Sun milk and Pet Food. Additionally, our subsidiary, NEMO, launched the Trulu AM/PM product.

•

In 2024, Mannatech's product launches included TruEdge Coffee, TruEdge Energy and TruHealth Satiety in the United States. Women's Premier All-in-One was launched in Korea. Luminovation was launched in multiple markets including Thailand, Mexico, Australia and South Africa. Osolin launched in Thailand.

•

In 2025, Mannatech's product launches included Chocolate Osolean and Essentials Collagen Chews in the United States. Rose Beauty Collagen was launched in Korea, Hong Kong and China. Collagen was launched in South Africa and Mexico launched Coffee NAD+.

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
Integrative Health

Ambrotose® Complex, Ambrotose AO®, Advanced Ambrotose®, Ambrotose Life®

Catalyst™, Cognitate® (now Brain Plus), Manapol® Powder, MannaBears®, MultiKids, Nutriverus™, Optimal Support Packets, PhytoMatrix®, PLUS™, Chaga Cafe, Glycentials™, MannaTea™, PhytoCleanse, MightyBears®, MannaGel™, Tru-C™, TruCoffee®, TruEdge Coffee and TruEdge Energy

Targeted Health

BounceBack®, CardioBALANCE®, GI-ProBalance®, GI-Zyme®, GI-Defense®, Blood Sugar ProBalance, ImmunoSTART®, Manna-C ™, MannaBOOM®, MannaCLEANSE™, Omega-3 with Vitamin D3, PhytAloe®, I-Start, MannaAloe® with AloePrime®, Chlorophyll, MANNAGEL™, MegaKids, GlyCollagen con Aloe Prime, M Gold+ con aloe Prime™ and GlycoForce + con aloePrime™, EnzymeProBalance, Luminivation Collagen Glaze, M Gold+, Men's Prime 7 and Women's Premier All-in-One, Coffee NAD+

Weight and Fitness

OsoLean®, SPORT™, TruHealth™ Fat Loss System, including: TruHealth™ Shake, TruHealth™ Cleanse, TruSHAPE™, EM∙PACT® and Mannashake™, EMPACT Plus TruHealth Satiety™, TruCoffee®, TruEdge Coffee, TruEdge Energy and Yogurt Nuts Protein Bar

Skin Care	Emprizone®, FIRM with Ambrotose®, FreshDen® and Luminovation™
Essentials	Catalyst™ Multivitamin, Eye Support, Liver Support, Joint Support SUPERFOOD, Sleep Support gummies, Stress Support gummies, Essentials™ Collagen and Essentials™ Collagen Chews

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Optimal Support Packets and Ambrotose products.

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

Direct Selling/Network Marketing Channel. Since the 1990s, the direct selling and network marketing sales channel has grown in popularity and general acceptance, including acceptance by prominent investors and capital investment groups who have invested in direct selling companies. This has provided direct selling companies with additional recognition and credibility in the growing global marketplace. In addition, many large corporations have diversified their marketing strategy by entering the direct selling arena. Several consumer-product companies have launched their own direct selling businesses with international operations often accounting for the majority of their revenues. Consumers and investors realize that direct selling provides unique opportunities and a competitive advantage in today’s markets. Businesses are able to quickly communicate and develop strong relationships with their customers, bypass expensive ad campaigns, and introduce products and services that would otherwise be difficult to promote through traditional distribution channels such as retail stores. We believe direct selling is a channel of distribution with healthy cash flow, high return on invested capital, and long-term prospects for global expansion. According to the worldwide direct sales data published by the World Federation of Direct Selling Associations, in 2024, approximately 104 million global direct sellers collectively generated annual retail sales of $163.9 billion.

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

Quality Assurance Program. Mannatech uses only qualified manufacturing contractors to produce, test, and package our finished products. These contractors must be compliant and current with required certifications and they must strictly adhere to our own quality standards for all markets. Certifications and guidelines that our contract manufacturers are required to carry and/or follow include:

•	the FDA’s current Good Manufacturing Practices (as defined below) for manufacturing, packaging, labeling, and holding of dietary supplements;

•	the FDA’s Good Manufacturing Practices for human food;

•	the requirements of the Natural Health Products Directorate of Canada;

•	the Korean Food and Drug Administration;

•	certification by the Therapeutic Goods Administration of Australia, when necessary;

•	the Taiwan Food and Drug Administration;

•	the Japan Ministry of Health Labor and Welfare;

•	the Singapore Health Sciences Authority;

•	the South African Department of Health and the South African Health Products Regulatory Authority Board;

•	the Hong Kong Food and Environmental Hygiene Department and Department of Health Drug Office; and

•	Thailand Food and Drug Administration

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

Support Philosophy for Our Independent Associates and Preferred Customers. We are fully committed to providing the highest level of support services to our independent associates and preferred customers and believe that we meet expectations and build customer loyalty through the following:

▪	offering highly personalized and responsive customer service;

▪	offering a satisfaction guarantee product return policy;

▪

providing comprehensive corporate websites that provide instant access to Internet ordering, marketing, technical and educational information, and unique and innovative marketing tools (including www.mannatech.com, www.allaboutmannatech.com, library.mannatech.com, mannatech.ai, training.mannatech.com, events.mannatech.com, and www.mannafest.com);

▪	maintaining online platforms and reporting using industry-focused partnerships that provides access to downline organization reporting and sales reporting for our independent associates;

▪

providing MannaGO, an app and web-based platform that provides a vast library of marketing resources, which are easily shareable and maintain full attribution to the associate who shares the resource. This app is a hub for the associates’ business, providing prompts to help with delivering excellent customer care and maintaining a person connection with customers and downline members.

▪	offering, in the United States and Canada, an effective compilation of online marketing and training tools;

▪	offering updated compliance programs for our independent associates;

▪	providing strategically based distribution fulfillment centers to ensure products are shipped on time and at minimal cost; and

▪

sponsoring marketing events, designed to provide information, education, and motivation for our dedicated business-building associates and to help stimulate business development. These events provide an interactive venue for introducing new products and services and allow interaction between our management teams, outside researchers, and independent associates.

Experience and Depth of Our Management Team and Board of Directors. We believe that our team of executives has extensive experience in every aspect of business operations and is highly focused on our success. At December 31, 2025, our Board of Directors is composed of six directors, including three independent directors. We believe our board members have a wealth of knowledge and experience in all aspects of our business operations and are especially well versed in network marketing, finance, nutritional products, regulatory matters, and corporate governance. Our entire management team is committed to delivering high-quality products and superior service.

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

Intellectual Property

Trademarks. We pursue registrations for various trademarks associated with our key products and branding initiatives. As of December 31, 2025, we had 38 registered trademarks in the United States and two trademark applications pending with the United States Patent and Trademark Office. As of December 31, 2025, we had 538 registered trademarks in 35 foreign jurisdictions and 13 trademark applications pending in 9 foreign jurisdictions. Globally, the protection available in foreign jurisdictions may not be as extensive as the protection available to us in the United States. Where available, we rely on common law trademark rights to protect our unregistered trademarks, even though such rights do not provide us with the same level of protection as afforded by a United States federal trademark registration. Common law trademark rights are limited to the geographic area in which the trademark is actually used. A United States federal trademark registration enables us to stop infringing use of the trademark by a third-party anywhere in the United States provided the unauthorized third-party user does not have superior common law rights in the trademark within a specific geographical area of a particular state or region prior to the date our mark federally registers. In the United States (and in many foreign jurisdictions) a registered trademark is valid for ten years and may be renewed subject to the trademark owner demonstrating continued use of the mark in commerce.

Patents. The Company applies for patent protection in various countries for the technology related to our product formulations. As of December 31, 2025, we had 17 patents for technology related to our Ambrotose® formulation, all of which are in 15 foreign jurisdictions. Overall, as of December 31, 2025, 57 patents have been assigned, issued, granted or validated to Mannatech in major global markets for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, GI‑ProBalance®, PhytoMatrix®, and NutriVerus™ product formulations, as well as in the field of biomarker assays. Currently, we have two patent applications pending in two foreign jurisdictions relating to the technology supporting many of the above listed products. Patent protection means that the patented invention cannot be commercially made, used, distributed or sold without the patent owner's consent. These patent rights are usually enforced in a court, which, in most jurisdictions, holds the authority to stop patent infringement. The protection is granted for a limited period, generally 20 years. In most jurisdictions, renewal annuities or maintenance fees must be paid regularly during the term of the patent to keep the patent in force.

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

Our revenues are heavily dependent upon the retention and productivity of independent associates who help us achieve long-term growth. We believe the introduction of innovative incentives, such as travel incentives, will continue to motivate our independent associates and help expand our global purchasing base. We remain actively committed to expanding the number of our independent associates through recruitment, support, motivation, and incentives. We had approximately 114,000 and 133,000 active associate and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the years ended December 31, 2025, and 2024, respectively. We have a loyalty program through which consumers earn loyalty points from qualified automatic orders, which can be applied to future purchases.

Independent Associate Development. Network marketing consists of enrolling individuals who build a network of independent associates, preferred customers, and retail customers who purchase products. We support our independent associates by providing an array of support services that can be tailored to meet individual needs, including:

•	offering educational meetings and corporate-sponsored events that emphasize business-building and compliance related information;

•	sponsoring various informative and science-based conference calls, web casts, and seminars;

•	providing automated services through the Internet, mobile app and telephone that offer a full spectrum of information and business-building tools;

•	maintaining an efficient decentralized ordering and distribution system;

•	providing highly personalized and responsive order processing and customer service support accessible by multiple communication channels including telephone, Internet, or e-mail;

•	offering 24-hour, seven days a week access to information and ordering through the Internet;

•	offering an extensive business-building genealogy system, which contains sales reporting, graphs, maps, alerts, rank advancement guidance, and business volume reports;

•	offering, in the United States and Canada, a compilation of online marketing and training tools, including personalized web pages; and

•	providing a wide assortment of business-building and educational materials to help stimulate product sales and simplify enrollment.

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

•

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

Government Regulations

Domestic Regulations. In the United States, governmental regulations, laws, administrative determinations, court decisions, and similar legal requirements at the federal, state, and local levels regulate companies such as ours and network marketing activities. Such regulations address, among other things:

•	direct selling and network marketing systems;

•	transfer pricing and similar regulations affecting the amount of foreign taxes and customs duties paid;

•	taxation of independent associates and requirements to collect taxes and maintain appropriate records;

•	how a company manufactures, packages, labels, distributes, imports, sells, and stores products;

•	product ingredients;

•	product claims;

•	income claims;

•	marketing and advertising; and

•	the extent to which companies may be responsible for claims made by independent associates.

The following governmental agencies regulate various aspects of our business and our products in the United States:

•	the FDA;

•	the Federal Trade Commission (the “FTC”);

•	the Consumer Product Safety Commission;

•	the Department of Agriculture;

•	the Environmental Protection Agency;

•	the United States Postal Service;

•	state attorney general offices; and

•	various agencies of the states and localities in which our products are sold.

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

Globally and in the U.S., there are Extended Producer Responsibility (EPR) laws that make producers responsible for the end-of-life management of their product's packaging, including disposal and recycling costs. These laws mainly target packaging and printed paper, requiring producers to fund recycling systems. In the U.S., California, Colorado, Oregon, and Maine have adopted EPR laws. Generally, under these laws, the producer is required to report packaging data and pay fees based on the weight of materials, type of material, recyclability and the use of post-consumer content.

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

•

the Food Act (B.E. 2551 and 2561), regulating the production, importation and distribution of food and dietary supplements, the Direct Selling and Direct Marketing Act (B.E. 2545) and its Third Amendment (B.E. 2560); and the Royal Ordinance on Fisheries (B.E. 2558) in Thailand; and

•

the Regulation on the Prohibition of Pyramid Selling, the Regulation on Administration of Direct Sales, the Law on Protection of Consumer Rights, the Food Safety Law, and the Anti-Unfair Competition Law in China.

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

Other Regulations. Our operations are also subject to a variety of other regulations, including:

•	social security taxes;

•	value-added taxes;

•	goods and services taxes;

•	sales taxes;

•	consumption taxes;

•	income taxes;

•	customs duties;

•	employee/independent contractor regulations;

•	employment, service pay, retirement pay, and profit sharing requirements;

•	data security and data privacy regulations;

•	import/export regulations;

•	federal securities laws; and

•	antitrust laws.

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

Competition

Other Nutritional Supplement Companies. The nutritional supplement industry is steadily gaining momentum and is intensely competitive. Our current direct competitors selling similar nutritional products include:

•	AdvoCare International;

•	GNC Holdings, Inc.;

•	Herbalife Nutrition Ltd.;

•	Nature’s Sunshine Products, Inc.;

•	NOW Foods;

•	Nu Skin Enterprises, Inc.;

•	Reliv International, Inc.;

•	Solgar Vitamin and Herb Company, Inc.;

•	Swanson Health Products;

•	Usana Health Sciences, Inc.; and

•	Vitamin Shoppe Industries, Inc.

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

The availability of independent associates decreases when other network marketing companies successfully recruit and retain independent associates for their operations. We believe we can successfully compete for independent associates by emphasizing the following:

•	our exclusive, proprietary blend of high-quality products;

•	our 30 year track record in the business of selling nutritional products;

•	our business model which does not require our independent associates to carry inventory or accounts receivable;

•	our unique and financially rewarding global associate compensation plan;

•	our innovative marketing and educational tools; and

•	our easy and convenient delivery system.

Employees

At December 31, 2025 and 2024, we employed 170 and 189 people, respectively, as set forth below:

	2025	2024
Americas	95	107
Asia/Pacific	68	75
EMEA	7	7
Total	170	189

	2025	2024
Full-time employees	170	189
Total	170	189

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

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and preferred customers. We rely on our non-employee independent associates to market and sell our products to customers to generate growth and to attract new independent associates who are interested in building a business. Our ability to increase sales depends on our ability to increase the number of customers in each of our markets around the world. Our success will also depend on our ability to retain and motivate our existing independent associates and attract new independent associates. We cannot give any assurances that the number of our independent associates will continue at their current levels or increase in the future. Several factors affect our ability to attract and retain independent associates and preferred customers, including:

•	on-going motivation of our independent associates;

•	general economic conditions;

•	significant changes in the amount of commissions paid;

•	public perception and acceptance of the wellness industry;

•	public perception and acceptance of network marketing;

•	public perception and acceptance of our business and our products, including any negative publicity;

•	the limited number of people interested in pursuing network marketing as a business;

•	our ability to provide proprietary quality-driven products that the market demands; and

•	competition with other direct selling companies and gig economy companies in recruiting and retaining independent associates.

The loss of key high-level independent associate leaders could negatively impact our associate growth and our revenue.

As of December 31, 2025, we had approximately 114,000 active associates and preferred customer positions held by individuals who purchased our products and/or paid associate fees within the last 12 months, of which 146 occupied the highest associate levels under our global compensation plan. These independent associate leaders are important in maintaining and growing our revenue. As a result, the loss of a high-level independent associate or a group of leading associates in the independent associates’ networks of downlines, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our associate growth and our revenue.

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

Our success and competitive position largely depend on our ability to protect the following proprietary rights:

•

our Ambrotose® complex, a glyconutritional dietary supplement consisting of a blend of monosaccharides, or sugar molecules, which is a stand-alone product and also used as an ingredient in many of our products;

•	the MTech AO Blend® formulation, our proprietary antioxidant technology used in the Ambrotose AO® product; and

•	a compound used in our reformulated Advanced Ambrotose® complex that allows for a more potent concentration of the full range of mannose-containing polysaccharides occurring naturally in aloe.

We have filed patent applications for the technology relating to our Ambrotose®, Ambrotose AO®, Ambrotose Life®, PhytoMatrix®, NutriVerus™, and GI-ProBalance® products in the United States and certain foreign countries. As of December 31, 2025, we had 17 patents for the technology relating to our Ambrotose® formulation, all of which were issued, granted, and validated in 15 foreign jurisdictions. In addition, we have entered into confidentiality agreements with our independent associates, suppliers, manufacturers, directors, officers, and consultants to help protect our proprietary rights. Nevertheless, we continue to face the risk that our pending patent applications for our products may not issue or that the patent protection granted is more limited than originally requested. As a precaution, we consult with outside legal counsel and consultants to help ensure that we protect our proprietary rights. However, our business, profitability, and growth prospects could be adversely affected if we fail to receive adequate protection of our proprietary rights.

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

Concentration Risk

A significant portion of our revenue is derived from our Ambrotose Life®, TruHealth™, Optimal Support Packets and Ambrotose products. A decline in sales value of such products could have a material adverse effect on our earnings, cash flows, and financial position.

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

The global nutrition and skin care industries are intensely competitive and there is risk associated with competition from larger, more established companies who have greater financial resources.

The global nutrition and skin care industries are intensely fragmented and competitive. We compete for independent associates with other network marketing companies outside the global nutrition and skin care industries. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and preferred customers to buy products from competitors rather than from us. Larger, more established competitors may be able to devote more resources to artificial intelligence (“AI”) technologies in the areas of product development, operational efficiencies, and customer engagement. Our business could be harmed if we are unable to adopt and use AI technology as efficiently as our competitors. Such competition could adversely affect our business and current market share. Additionally, nutrition and skin care products may be purchased in multiple channels of distribution, including retail stores and via online retailers such as Amazon that host third-party sellers enabling new competitors to enter the market.

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

As noted above, many states have enacted data protection requirements. California enacted CCPA, effective on January 1, 2020, as amended by the California Privacy Rights Act to provide enhanced data privacy protections to California residents. CCPA applies to companies with annual gross revenues in excess of $25 million and other thresholds. Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Tennessee, Montana, Texas, Florida, Delaware, and Oregon all have adopted laws introducing privacy obligations and many other states are considering and may enact similar legislation. A broad range of legislative measures also have been introduced at the federal level. The FTC and state attorneys general also review privacy and data protection for consumers.

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

We incorporate various artificial AI solutions into our digital infrastructure, services, offerings and features, and these applications are becoming important in our operations. We have not established definitive policies regarding the use of AI platforms and algorithms in our business and with our data and information, and we do not have systems in place that inventory all of the AI-based applications that may be in use in our enterprise. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, search results or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, biased or in violation of third parties’ intellectual property rights, our business, reputation, financial condition, and results of operations could be adversely affected.

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

The regulatory environment governing AI technologies is rapidly evolving and remains uncertain. Federal, state, and international authorities have proposed or adopted laws, regulations, and guidance addressing the development, deployment, and use of AI systems. These requirements may impose obligations relating to transparency, data governance, bias mitigation, privacy, intellectual property, cybersecurity, and consumer protection.

As AI regulation continues to proliferate across jurisdictions, compliance may increase our operational costs, limit certain uses of AI technologies, or require modifications to our products and services. Failure to comply with applicable AI-related laws and regulations could result in fines, enforcement actions, reputational harm, or other liabilities.

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

The adequacy of our cash resources to continue to meet our future operational needs depends, in large part, on our ability to increase product sales and/or reduce operating costs and some of these costs are fixed contractual obligations. As of December 31, 2025 and 2024, cash and cash equivalents held in bank accounts in foreign countries totaled $4.3 million and $6.9 million, respectively.

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

On April 23, 2024, we entered into an unsecured Loan and Promissory Note agreements with three related parties, who are members of our Board of Directors, and who are current stockholders, in an aggregate principal amount of $3.6 million. The purpose of the borrowing was to provide funds for general working capital needs, including payment to vendors, expansion of the non-US operations, technology investment primarily for improving the customer ordering process and software updates to improve visibility of sales associate activity. As of December 31, 2025, the aggregate outstanding principal balance was $2.8 million and the interest payable was $0.5 million. See Note 11, NOTES PAYABLE, for more information.

We may also incur additional indebtedness in the future. Our current debt service obligations require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.

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

Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

Substantial doubt exists about our ability to continue as a going concern for the twelve‑month period following the issuance of this report. Although our financial statements have been prepared on a going concern basis, this presentation depends on our ability to improve operating results, manage costs, and generate sufficient liquidity to meet our obligations as they become due. If we are unable to execute our plans or obtain additional financing when needed, we may be required to significantly reduce or delay expenditures, limit certain operations, or pursue other alternatives, any of which could materially adversely affect our business, financial condition, and results of operations.

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

•	trademark availability and registration issues;

•	changes in exchange rates;

•	changes in taxation;

•	wars, civil unrest, acts of terrorism, conflicts and other hostilities;

•	political, economic, and social conditions;

•	a pandemic;

•	changes to trade practice laws or regulations governing direct selling and network marketing;

•	increased government scrutiny surrounding direct selling and network marketing;

•	changes in the perception of network marketing; and

•	risk of our independent associates offering business opportunities in China.

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

In 2025, there were increased actions and policies implemented by the United States against other countries including China and the Republic of Korea, relating to the import and export of certain products, including dietary supplement ingredients. This may result in increased costs and may have a negative effect on our business and results of operations. Additionally, there may be retaliatory actions taken by governments in those and other markets which may increase the level of regulatory scrutiny on U.S. companies. This could increase costs and have a negative effect on operating efficiencies.

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

For the year ended December 31, 2025, we recognized 79.3% of net sales in markets outside of the United States and 69.9% in markets outside of the Americas. For the year ended December 31, 2024, we recognized 76.3% of net sales in markets outside of the United States and 66.3% in markets outside of the Americas. In preparing our consolidated financial statements, we are required to translate certain financial information from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. For example, our 2025 net sales decreased $8.0 million on a Constant dollar basis (see Item 7, Non-GAAP Financial Measures), and unfavorable foreign exchange caused a $1.9 million decrease in GAAP net sales as compared to 2024. In other words, 2025 sales would have been $1.9 million higher than the reported value, except for the impact of foreign exchange. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

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

Between October 2022 and September 2024, the Company's Ambrotose Life® and Ambrotose® Complex products and its manufacturer Natural Aloe de Costa Rica (“NACR”) were placed on two separate import alerts requiring the goods to be detained without physical examination (“Import Alert(s)”). The first Import Alert for Ambrotose Life powder asserted that formatting issues on the supplement facts panel. The formatting issues, which were immediately corrected, centered on stating “O g” or “0%” instead of “< 1g” or less than “< 1%” for sugar and sodium, respectively. We were also asked to remove the statement, “Not a significant source of saturated fat, trans fat, cholesterol, protein, vitamin D, calcium, or iron.” The FDA’s second Import Alert asserted there was an improper claim for Ambrotose Complex powder on our website. While we reasoned that we held the requisite substantiation for that claim, the Company opted to remove the claim from its website to expedite release of the product. While both the labeling issues and the claim issue raised by the FDA were promptly addressed, we continued to experience FDA holds due to the Import Alerts. The FDA released the Company’s Ambrotose Life product and NACR from the first Import Alert on February 6, 2024. The FDA released the Company’s Ambrotose Complex product and NACR from the second Import Alert on September 23, 2024. Future holds and requested changes by the FDA could cause delays within our supply chain resulting in potential back orders, which could reduce associate and customer confidence and have a negative impact on our sales.

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

Many direct selling companies operating in China are still experiencing negative effects to their business operations including limited sales meetings, media scrutiny, and unfavorable consumer sentiment towards direct selling companies. Chinese officials of various ministries and agencies stated that they will continue to monitor healthcare product and direct selling companies. The suspension on issuing direct selling licenses remains in effect and it is unclear whether there will be changes to the application processes or if the suspension will be lifted.

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

In several of our markets, new regulations have been adopted, or are likely to be adopted, in the near term that will impose new requirements, make changes in some classifications of supplements under the regulations, or limit the claims we can make. In addition, there has been increased regulatory scrutiny of nutritional supplements and marketing claims under existing and new regulations. In Europe, for example, we are unable to market supplements that contain ingredients that have not been previously marketed in Europe without going through an extensive registration and approval process. Europe is also expected to adopt additional regulations in the future to set new limits on acceptable levels of nutrients. South Africa has also implemented new “complementary medicine” legislation, which requires a significant dossier in order to register current and new products. Mannatech is working toward complying with the new legislation and is in contact with the Direct Selling Association in South Africa. In August 2016, the FDA published its revised draft guidance on Dietary Supplements: New Dietary Ingredient Notifications and Related Issues. If a company sells a dietary supplement containing an ingredient that FDA considers either not a dietary ingredient or a new dietary ingredient (“NDI”) that needs an NDI notification, the agency may threaten or initiate enforcement against the Company. For example, it might send a warning letter that can trigger consumer lawsuits, demand a product recall, or even work with the Department of Justice to bring a criminal action. Our operations could be harmed if new guidance or regulations require us to reformulate products or effect new registrations, if regulatory authorities make determinations that any of our products do not comply with applicable regulatory requirements, if the cost of complying with regulatory requirements increases materially, or if we are not able to effect necessary changes to our products in a timely and efficient manner to respond to new regulations. In addition, our operations could be harmed if governmental laws or regulations are enacted that restrict the ability of companies to market or distribute nutritional supplements or impose additional burdens or requirements on nutritional supplement companies.

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

As of December 31, 2025, our directors and executive officers collectively with their families and affiliates, beneficially owned approximately 44.44% of our total outstanding common stock. As a result, if two or more of these shareholders choose to act together based on their current share ownership, they may be able to control a significant percentage of the total outstanding shares of our common stock, which could affect the outcome of a shareholder vote on the election of directors, the adoption of stock option plans, the adoption or amendment of provisions in our articles of incorporation and bylaws, or the approval of mergers and other significant corporate transactions.

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

a.

effectiveness of (i) the Company’s overall cybersecurity risk management, (ii) management’s procedures for identifying, measuring, and reporting on cybersecurity risk, and (iii) the incorporation of cybersecurity risk considerations into corporate strategy;

b.	the Company’s cybersecurity risk profile and risk tolerance;
c.	significant policies, programs and plan documents related to the management of cybersecurity risk and proposed changes to any of such documents;
d.	the Company’s controls to prevent, detect and respond to cyberattacks or information or data breaches;
e.

reports from senior management and/or appropriate external subject matter experts related to the monitoring and analysis of the Company’s current threat environment, vulnerability assessments related to cybersecurity risk management, and existing and expected future trends related to cybersecurity relevant to the organization;

f.	the Company’s cyber-resiliency, including cybersecurity crisis preparedness, incident response plans, communication plans, and disaster recovery capabilities;
g.	the capabilities and qualifications of the Company’s cyber and data privacy personnel; and
h.

the Company’s cybersecurity strategy, related priorities and objectives, and the appropriateness of the resources allocated thereto, including, but not limited to, investments in cybersecurity infrastructure.

Our Senior Director of IT Operations oversees a team of analysts and operations support personnel and has extensive experience with the company’s applications and infrastructure. Our senior director reports to the President and CEO who then communicates directly with the Nominating/Governance and Compliance Committee and the Board.

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

Item 2.         Properties

We lease property at several locations for our headquarters and distribution facilities, including:

Location	Area	Expiration date
Flower Mound, Texas (corporate headquarters)	52,992 sq. feet	June 2028
St. Leonards, Australia (Australian headquarters)	1,668 sq. feet	June 2026
Minago-Ku Tokyo, Japan (Shinagawa Grand Central Tower)	3,497 sq. feet	April 2027
Yeongnam Tower, Sincheon-dong, (Daegu Center)	3,557 sq. feet	June 2026
Gangnam-gu, Seoul, Korea (Republic of Korea headquarters)	10,596 sq. feet	September 2028
Gangnam-gu Seoul, Korea (Seoul training center)	18,441 sq. feet	September 2028
Haewoondae-gu, Busan, Korea (Pusan training center)	6,800 sq. feet	March 2027
Incheon, South Korea (Incheon training center)	7,754 sq. feet	April 2026
Taiwan Bldg 13F Taipei City (Shu-Yeng CHEN)	93 sq. feet	August 2026
Tsuen Wan, New Territories, Hong Kong (new office)	2,032 sq. feet	April 2028
Hengqin, Zhuhai, China (office)	930 sq. feet	September 2026
Tianhe, Guangzhou, China (office)	110 sq. feet	July 2026
Guangzhou Experience Center	3,767 sq. feet	February 2028
Richmond, British Columbia, Canada (Canada training center)	1,963 sq. feet	September 2026
Bedfordview, South Africa (office)	4,123 sq. feet	N/A (1)
Guadalajara, Mexico (office)	5,382 sq. feet	July 2028
Mexico City, 1st flr Mexico (customer service center)	1,324 sq. feet	August 2026
Mexico City, 3rd flr Mexico (office)	1,324 sq. feet	August 2026
Amsterdam, Netherlands (shared office space)	50 sq. feet	August 2026
Bangkok, Thailand (CW Tower) (Unit 404)	397 sq. feet	May 2026

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

Item 3.         Legal Proceedings

See Note 14 to our Consolidated Financial Statement, Litigation, which is incorporated herein by reference.

Item 4.         Mine Safety Disclosures

Not Applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock. On February 12, 1999, we completed our initial public offering. Our common stock is currently trading on Nasdaq under the symbol “MTEX.”

Holders. As of April 8, 2026, there were 984 shareholders of record.

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

Uses of Proceeds from Registered Securities. None.

Issuer Purchases of Equity Securities. None.

Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and our results of operations for each of years ended December 31, 2025 and 2024. This discussion should be read in conjunction with “Item 15.1 – Consolidated Financial Statements” beginning on page F-1 of this report and with other financial information included elsewhere in this report. Unless stated otherwise, all financial information presented below, throughout this report, and in the consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. Refer to the Non-GAAP Financial Measure section herein for a description of how Constant dollar (“Constant dollar”) growth rate (a Non-GAAP financial metric) is determined.

COMPANY OVERVIEW

Mannatech is a global wellness solution provider, which was incorporated and began operations in November 1993. We develop and sell innovative, high quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products that target optimal health and wellness. We currently sell our products in three regions: (i) the Americas (the United States, Canada and Mexico); (ii) Europe/the Middle East/Africa (“EMEA”) (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Taiwan, Hong Kong, and China). We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. During 2025, the Company liquidated its entity in Denmark, Mannatech Denmark ApS.

We conduct our business as a single operating segment and primarily sell our products through a network of approximately 114,000 active associates and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the last twelve months, who we refer to as current associates and preferred customers. New associate fees in connection with new positions in our network are leading indicators for the long-term success of our business. New associate or preferred customer positions are created in our network when our associate fees are paid and/or products are purchased for the first time under a new account. We review and analyze net sales by geographical location and by products on a consolidated basis. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices and gross margins.

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

Current Economic Conditions and Recent Developments

Consolidated net sales for the year ended December 31, 2025 was $108.0 million, as compared to $117.9 million for the year ended December 31, 2024. Net sales decreased  $9.9 million, or 8.3%, for 2025, as compared to 2024. Our 2025 net sales declined $8.0 million, or 6.8%, on a Constant dollar basis (see Non-GAAP Financial Measures, below), and unfavorable foreign exchange caused a $1.9 million decrease in GAAP net sales as compared to 2024.

We incurred an operating loss of $0.4 million for the year ended December 31, 2025, as compared to operating income of $1.4 million for the same period last year. Our 2025 operating income, on a Constant dollar basis (see Non-GAAP Financial Measures, below), was $0.1 million. Our 2024 operating income, on a Constant dollar basis (see Non-GAAP Financial Measures, below), was $2.2 million.

Net loss was $15.2 million, or $8.00 per diluted share, for the year ended December 31, 2025, as compared to net income of $2.5 million, or $1.32 per diluted share for the year ended December 31, 2024.

Deferred Tax Asset (DTA) and Deferred Tax Liability (DTL) Recent Developments

The reported net loss for the year ended December 31, 2025, was significantly impacted by non-cash income tax charges totaling approximately $12.3 million, of which $11.5 million relates to deferred income tax expense. These charges are balance sheet adjustments and do not reflect operating cash outflows.

Long-Term Deferred Tax Assets — $1.7 Million

During the fourth quarter of 2025, the Company recorded an incremental allowance against a portion of its long-term deferred tax assets (DTA). The total amount of the incremental allowance recorded of approximately $1.7 million was charged to income tax expense. The incremental allowance was driven by a change in expected earnings mix across jurisdictions and decreased domestic earnings, which created significant uncertainty regarding the future realization of these deferred tax benefits. As of December 31, 2025, gross deferred tax assets were $11.1 million, against which the Company maintained a valuation allowance of $9.7 million, resulting in net deferred tax assets of $1.4 million, compared to a net deferred tax asset of $3.2 million as of December 31, 2024.

The Company's effective tax rate for the year ended December 31, 2025, was 426.6%, compared to 33.4% for the same period in 2024. The significant change in effective tax rate was primarily attributable to the valuation allowance recorded on deferred tax assets, driven by changes in the expected earnings mix between domestic and foreign jurisdictions and the relative impact of these items on decreased earnings and recognition of deferred tax liability on unremitted foreign earnings.

Recognition of Deferred Tax Liability on Unremitted Foreign Earnings — $9.7 Million (ASC 740-30)

The most significant non-cash tax charge for the year ended December 31, 2025, relates to the recognition of a deferred tax liability (DTL) of approximately $9.7 million under ASC 740-30, associated with the estimated tax cost of unremitted earnings of certain foreign subsidiaries. The DTL computation was performed across multiple foreign jurisdictions — including Japan, Republic of Korea, Denmark, Sweden, Ukraine, and Hong Kong — applying applicable blended tax rates and withholding rates to accumulated unremitted retained earnings.

The combined DTA allowance adjustment and DTL recorded resulted in an additional $11.5 million charge to deferred tax expense, bringing the total net deferred tax position from a net deferred tax asset of $1.8 million at December 31, 2024, to a net deferred tax liability of $9.7 million at December 31, 2025.

Management notes that the DTL recorded as of December 31,2025, reflects the Company's current assessment of the provision under ASC 740-30 with respect to undistributed earnings of foreign subsidiaries and does not represent a current cash tax obligation. The Company continues to evaluate available planning strategies and structural options to mitigate the long-term impact of its tax structure, including those related to intercompany balances and applicable tax treaties across its international subsidiary network.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The tables below summarize our consolidated operating results in dollars and as a percentage of net sales for the years ended December 31, 2025 and 2024 (in thousands, except percentages).

	2025		2024		Change
	Total	% of	Total	% of
	Dollars	net sales	Dollars	net sales	Dollar	Percentage
Net sales	$108,038	100.0%	$117,866	100.0%	$(9,828)	(8.3)%
Cost of sales	27,079	25.1%	26,406	22.4%	673	2.5%
Gross profit	80,959	74.9%	91,460	77.6%	(10,501)	(11.5)%

Operating expenses:
Commissions and incentives	41,727	38.6%	48,309	41.0%	(6,582)	(13.6)%
Selling and administrative expenses	39,658	36.7%	41,722	35.4%	(2,064)	(4.9)%
Total operating expenses	81,385	75.3%	90,031	76.4%	(8,646)	(9.6)%
(Loss) income from operations	(426)	(0.4)%	1,429	1.2%	(1,855)	(129.8)%
Interest expense, net	(406)	(0.4)%	(279)	(0.2)%	(127)	45.5%
Other (expense) income, net	(2,057)	(1.9)%	2,590	2.2%	(4,647)	(179.4)%
(Loss) income before income taxes	(2,889)	(2.7)%	3,740	3.2%	(6,629)	(177.2)%
Income tax expense	(12,324)	(11.4)%	(1,250)	(1.1)%	(11,074)	885.9%
Net (loss) income	$(15,213)	(14.1)%	$2,490	2.1%	$(17,703)	(711.0)%

Non-GAAP Financial Measures

To supplement our financial results presented in accordance with generally accepted accounting principles in the United States ("GAAP"), the table below summarizes operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies into U.S. dollars, including changes in: Net Sales, Gross Profit, and (Loss) Income from Operations. We refer to these adjusted financial measures as Constant dollar items, which are Non-GAAP financial measures. We believe these measures provide investors an additional perspective on trends and our operating results. To exclude the impact of changes due to the translation of foreign currencies into U.S. dollars in the current year, we calculate current year results at a constant exchange rate utilizing the prior year’s rate. Currency impact is determined as the difference between the actual GAAP results and the recalculated results for the current year at the constant dollar rates.

At December 31, 2025, our net sales declined $8.0 million, or 6.8% on a Constant dollar basis (see reconciliation of Non-GAAP Financial Measures in the table below); unfavorable foreign exchange caused a $1.9 million decrease in GAAP net sales as compared to the same period in 2024.

A reconciliation of non-GAAP financial measures to GAAP results for the year ended December 31, 2025 and 2024 is presented as follows (in millions, except percentages):

	2025			2024	Constant Dollar Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$108.0	$1.9	$109.9	$117.9	$(8.0)	(6.8)%
Gross profit	$81.0	$1.4	$82.4	$91.5	$(9.1)	(9.9)%
(Loss) income from operations	$(0.4)	$0.5	$0.1	$1.4	$(1.3)	(93.0)%

Net Sales by Region

For the year ended December 31, 2025, our operations outside of the Americas accounted for 69.9% of our consolidated net sales, as compared to 66.3% in 2024.

Consolidated net sales by region for the years ended December 31, 2025 and 2024 were as follows (in millions, except percentages):

	2025		2024
Americas	$32.5	30.1%	$39.7	33.7%
Asia/Pacific	66.4	61.5%	69.0	58.5%
EMEA	9.1	8.4%	9.2	7.8%
Total	$108.0	100.0%	$117.9	100.0%

Consolidated domestic and foreign net sales for the years ended December 31, 2025 and 2024 were as follows (in millions, except percentages):

	2025		2024
Domestic	$22.4	20.7%	$28.0	23.7%
Foreign	85.6	79.3%	89.9	76.3%
Total	$108.0	100.0%	$117.9	100.0%

Sales for the Americas decreased by $7.2 million, or 18.1%, to $32.5 million for 2025 as compared to $39.7 million for the same period in 2024. This decrease was primarily due to a 12.9% decline in the number of active independent associates and preferred customers and a 4.0% decrease in revenue per active independent associate and preferred customer. Sales in the Americas includes the Mexico region. As a result of the weakening of the Mexican Peso in 2025, foreign currency exchange had the effect of decreasing revenue by $0.3 million for the year ended December 31, 2025, as compared to the same period in 2024.

During 2025, Asia/Pacific sales decreased by $2.6 million, or 3.8%, to $66.4 million as compared to $69.0 million for 2024. Foreign currency exchange had the effect of decreasing revenue in 2025 by $1.8 million, as compared to the same period in 2024. The currency impact is primarily due to the weakening of the Korean Won. In addition, net sales in the Asia/Pacific region was negatively impacted by a 13.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a 17.0% increase in revenue per active independent associate and preferred customer.

For the year ended December 31, 2025, EMEA sales decreased by $0.1 million, or 1.1%, to $9.1 million as compared to $9.2 million for 2024. This decrease was primarily due to a 3.8% decrease in the number of active independent associates and preferred customers, which was partially offset by a 0.4% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the year ended December 31, 2025, as compared to the same period in 2024. The currency impact is primarily due to the strengthening of the South African Rand.

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2025			2024	Constant Dollar Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product sales	$106.0	$1.9	$107.9	$115.9	$(8.0)	(6.9)%
Associate fees	0.4	—	0.4	0.5	(0.1)	(20.0)%
Other	1.6	—	1.6	1.5	0.1	6.7%
Total	$108.0	$1.9	$109.9	$117.9	$(8.0)	(6.8)%

Product Sales

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the year ended December 31, 2025 decreased by $9.9 million, or 8.5%, to $106.0 million, as compared to $115.9 million for the same period in 2024. On a constant dollar basis, product sales in 2025 decreased $1.9 million, or 1.8%, as compared to 2024. The decrease in product sales in 2025 reflects a 3.8% decrease in the number of orders processed and a decrease in the average order value of $166.0, as compared to $172.0 for the same period in 2024.

We attribute the lower number of orders processed in 2025 to the loss of continuing independent associates and preferred customers as compared to the recruitment of new independent associates and preferred customers. As a group, continuing independent associates and preferred customers place more orders than new recruits. Therefore, the decline in continuing independent associates and preferred customers had a larger impact on the number of orders we received in 2025.

The approximate number of active new and continuing active associates and preferred customers who purchased our products and/or paid associate fees during the years ended December 31 was as follows:

	2025		2024
New	51,000	44.7%	63,000	47.4%
Continuing	63,000	55.3%	70,000	52.6%
Total	114,000	100.0%	133,000	100.0%

 Associate Fees

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

Associate fees for the year ended December 31, 2025 decreased by $0.1 million, or 20.0%, to $0.4 million, as compared to $0.5 million for the same period in 2024.

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

For the years ended December 31, 2025 and 2024, other sales were $1.6 million and $1.5 million, respectively.

Gross Profit

For the year ended December 31, 2025, gross profit decreased by $10.5 million, or 11.5%, to $81.0 million, as compared to $91.5 million for the same period in 2024. The decrease in gross profit in dollar terms is principally due to the decline in sales. Gross profit as a percentage of net sales decreased to 74.9% for 2025, as compared to 77.6% for 2024, largely due to increased costs related to supply chain challenges, including increased product costs and increased freight costs.

Commission and Incentives

Commission expenses decreased $5.6 million, or 12.1%, to $40.6 million, for the year ended December 31, 2025, as compared to $46.2 million for the same period in 2024. Commissions are earned on sales. Commission expense in dollar terms decreased in 2025 primarily due to a decline in our sales in the year. Commissions as a percentage of net sales was 37.6% for the year ended December 31, 2025 and 39.2% for the same period in the prior year.

Incentive costs decreased for the year ended December 31, 2025 by 47.6%, or $1.0 million, to $1.1 million as compared to $2.1 million for the same period in 2024. The decrease was related to travel incentives in the Americas and Asia/Pacific. The costs of incentives, as a percentage of net sales, decreased to 1.1% for the year ended December 31, 2025, as compared to 1.8% for the same period in 2024.

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

For the years ended December 31, 2025 and 2024, overall selling and administrative expenses were $39.6 million and $41.7 million, respectively. The decrease of $2.1 million primarily includes a $1.6 million decrease in payroll related costs, a $0.6 million decrease in warehouse costs, a $0.1 million decrease in travel and entertainment costs, a $0.1 million decrease in charitable contributions, a $0.1 million decrease in miscellaneous administrative expenses, which was offset by a $0.4 million increase in marketing costs.

Depreciation and Amortization Expense

At December 31, 2025 and 2024, depreciation and amortization expense was $1.1 million and $1.5 million, respectively.

Other Income (expense), net

Primarily due to foreign exchange losses, other expense was $2.1 million for the year ended December 31, 2025. At December 31, 2024, other income was $2.6 million, primarily due to foreign exchange gains.

Income Tax (Provision) Benefit

Provision for income taxes include current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates by jurisdiction are as follows, for the years ended December 31:

Country	2025	2024
China	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(1)	22.2%	22.2%

(1) Includes blended state effective rate of 1.2% for 2025 and 2024 in addition to the U.S federal statutory rate of 21%.

Income from our international operations is subject to taxation in the countries in which we operate. Although we may receive foreign income tax credits that would reduce the total amount of income taxes owed in the United States, we may not be able to fully utilize our foreign income tax credits in the United States.

For the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 426.6% and 33.4%, respectively. In 2025 and 2024, the Company’s effective tax rate differed from the statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions, as well as the deferred tax liability recorded for unremitted earnings of certain foreign subsidiaries. The Company recording a valuation allowance on deferred tax assets was largely driven by changes in earnings mix between jurisdictions, and the relative impact of these items on decreased earnings.

SEASONALITY

There are variations in the activity of our associates and customers in many of our markets in the first and fourth quarters attributable to events such as Christmas and Lunar New Year. We have experienced and believe we will continue to experience variations on our quarterly results of operations in response to, among other things:

•	the timing of the introduction of new products and incentives;

•	our ability to attract and retain associates and preferred customers;

•	the timing of our incentives and contests;

•	the general overall economic outlook;

•	government regulations;

•	the perception and acceptance of network marketing;

•	the consumer perception of our products and overall operations; and

•	cultural events and vacation patterns (for example, most Asian markets celebrate their respective local New Year in the first quarter, which generally has a negative effect on that quarter).

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

Cash and Cash Equivalents

Cash and cash equivalents was $6.2 million at December 31, 2025, as compared to $11.4 million as of December 31, 2024. The Company is required to restrict cash for (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. The current portion of restricted cash was $0.6 million at each of  December 31, 2025 and 2024, respectively. The long-term portion of restricted cash was $0.2 million and $0.6 million at December 31, 2025 and 2024, respectively. Fluctuations in currency rates resulted in a decrease of $0.7 million in cash and cash equivalents in 2025.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We have historically funded our business objectives, operations, and expansion of our operations through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2025, our working capital was $1.8 million as compared to $5.2 million at December 31, 2024. The decrease in working capital principally reflects the decrease in our cash balance, which was utilized to fund our operations in 2025, as well as pay down our current liabilities and fund financing activities.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the years ended December 31 (in millions):

Provided by / (used in):	2025	2024
Operating activities	$(3.0)	$2.3
Investing activities	$(1.4)	$(0.3)
Financing activities	$(0.5)	$2.0

Operating Activities

Cash used in operating activities was $3.0 million for the year ended December 31, 2025, as compared to cash provided of  $2.3 million in the prior year. The primary factors driving the decline in cash flow from operating activities were net loss of $15.2 million compared to net income of $2.5 million and an unrealized foreign currency loss of $1.6 million compared to an unrealized foreign currency gain of $3.3 million for the years ended December 31, 2025 and 2024, respectively.

Investing Activities

For the years ended December 31, 2025 and 2024, we invested approximately $1.4 million and $0.3 million in back-office software projects and equipment, reported as property and equipment, respectively.

Financing Activities

For the year ended December 31, 2025, our financing activities used cash of $0.5 million as compared to cash provided of $2.0 million for the same period of 2024. During 2025, we used $0.3 million in the repayment of finance lease obligations and $0.2 million in the repayment of notes payable. For the year ended December 31, 2024, we received $3.6 million from the issuance of notes payable (see Note 11, Notes Payable) and we used $1.6 million in the repayment of finance lease obligations and other long-term liabilities.

Liquidity and Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

As of December 31, 2025, the Company had cash and cash equivalents of $6.2 million and working capital of $1.8 million, compared to cash and cash equivalents of $11.4 million and working capital of $5.2 million as of December 31, 2024. Cash and cash equivalents were $7.7 million and working capital was $1.9 million as of December 31, 2023. Management has considered these historical liquidity levels and trends, including fluctuations in working capital and cash balances, in evaluating the Company’s ability to meet its future obligations.

Management identified the following conditions that raised substantial doubt about the Company’s ability to continue as a going concern:

●	Decline in net sales, operating losses, and negative cash flows from operations;
●	Capital expenditure requirements that have historically reduced available liquidity; and
●	An organizational structure that is no longer aligned with the Company’s current operating scale, resulting in inefficiencies and elevated fixed costs

To address these conditions, management has implemented and/or plans to implement the following actions:

●

Capital Discipline: The Company has suspended non-essential capital expenditures, and no discretionary capital projects are planned for fiscal year 2026, which is expected to significantly reduce cash outflows.

●

Cost Reduction Plan: Management has developed and begun executing a comprehensive cost reduction plan designed to better align the Company’s cost structure with its current operations. This includes cost reduction of certain functional areas and a reduction in fixed selling, general, and administrative expenses.

●	Margin Improvement Initiatives: The Company is implementing targeted price increases and continues to focus on supply chain optimization to improve gross margins.
●	Compensation and Cost Controls: The Company has implemented adjustments to compensation structures and other cost control measures to reduce operating expenses and improve cash flow.
●	Revenue Growth Focus: Management is prioritizing initiatives aimed at stabilizing and increasing revenue to support improved operating performance and liquidity.
●

ERP Systems Improvement: During 2025 we had several issues with one of our order processing systems in North America. This issue resulted in an estimated loss of over $6.0 million in revenue. The Company believes this loss in revenue affected its ability to generate operating income for the remainder of the year 2025.

Additional Cost-Cutting measures effective March 31, 2026

Subsequent to December 31, 2025, and prior to the issuance of these financial statements, the Company implemented the following additional measures effective March 31, 2026:

●

Director compensation — conversion to equity: On March 10, 2026, the Board of Directors approved changes to director compensation effective April 1, 2026, enabling directors to elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. The Company received final elections from all Board members by March 13, 2026. The conversion of Board fees from cash to equity is expected to generate an annual cash preservation benefit of approximately $0.8 million, with approximately $0.6 million expected to be realized during the remainder of fiscal 2026.

●

Headcount and personnel cost reductions: The Company implemented meaningful headcount-related reductions across headquarters personnel, while preserving key capabilities in finance, legal, operations, and revenue support. These reductions are expected to generate significant cost savings over the next 12 months, with a proportionate benefit anticipated over the remainder of fiscal 2026.

●	Facilities and overhead actions: Management is evaluating lease renegotiation and sublease alternatives to reduce facilities expenses.

Management has prepared cash flow projections that incorporate these plans, as well as historical liquidity trends, and reflect its best estimates of future operating performance and liquidity needs. While management plans to take appropriate actions to increase its liquidity, there can be no assurance that the Company will be successful in its efforts, and there can be no assurance that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

In addition, while the Company continues to closely monitor the results of mitigating these plans, it is evaluating other options for external capital injection.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Long Term Liquidity

During the year ended December 31, 2025, the Company modified its assertion regarding the indefinite reinvestment of certain foreign earnings, as part of its ongoing evaluation of liquidity needs, capital allocation priorities, and operational requirements. Any resulting deferred tax liabilities recorded in connection with this reassessment represent non-cash charges at the time of recognition and do not have an immediate impact on cash flows from operations. Cash tax payments associated with such amounts would only be incurred upon the future repatriation of foreign earnings or as the underlying temporary differences reverse. The Company will continue to evaluate its assertion based on changes in facts and circumstances, and any updates will be reflected in the financial statements in the period in which they occur, in accordance with applicable guidance under ASC 740.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of Mannatech at the date of our financial statements. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the consolidated financial statements are prepared. Our Audit Committee reviews our critical accounting policies and estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, tax valuation allowances, revenue recognition, sales returns, deferred revenues, and accounting for stock-based compensation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable critical estimates as of December 31, 2025:

Inventory Reserves

Inventory consists of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. We record the amounts charged by the vendors as the costs of inventory. Typically, the net realizable value of our inventory is higher than the aggregate cost. Determination of net realizable value can be complex and, therefore, requires a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are considered: inventory turnover statistics, current selling prices, consumer demand, regulatory changes, competitive pricing, and performance of similar products. If we determine the carrying value of inventory is in excess of estimated net realizable value, we write down the value of inventory to the estimated net realizable value.

We also review inventory for obsolescence in a similar manner and any inventory identified as obsolete is reserved or written off. Our determination of obsolescence is based on assumptions about the demand for our products, product expiration dates, estimated future sales, and general future plans. We monitor actual sales compared to original projections, and if actual sales are less favorable than those originally projected by us, we record an additional inventory reserve or write-down. Historically, our estimates have been close to our actual reported amounts. However, if our estimates regarding inventory obsolescence are inaccurate or consumer demand for our products changes in an unforeseen manner, we may be exposed to additional material losses or gains in excess of our established estimated inventory reserves. At December 31, 2025 and 2024, our inventory reserves were $0.1 million and $0.6 million, respectively.

Tax Valuation Allowances

We review the estimates and assumptions used in evaluating the probability of realizing the future benefits of our deferred tax assets and record a valuation allowance when we believe that a portion or all of the deferred tax assets may not be realized. If we are unable to realize the expected future benefits of our deferred tax assets, we are required to provide a valuation allowance. We use our past history and experience, overall profitability, future management plans, and current economic information to evaluate the amount of valuation allowance to record. As of December 31, 2025, we maintained a valuation allowance of $9.7 million against our gross deferred tax assets of $11.1 million, as these assets did not meet the “more likely than not” criteria for realization as defined by the recognition and measurement provisions of FASB ASC Topic 740, Income Taxes. The increase in the valuation allowance during the year ended December 31, 2025, was driven primarily by a change in the expected earnings mix between domestic and foreign jurisdictions and decreased domestic profitability, which resulted in significant uncertainty regarding the future realization of deferred tax assets. Accordingly, the Company recorded an incremental valuation allowance against a portion of its long-term deferred tax assets, resulting in a non-cash charge of approximately $1.7 million. Net deferred tax assets decreased to $1.4 million as of December 31, 2025, from $3.2 million as of December 31, 2024.

Transfer Pricing

In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and foreign entities and are taxed accordingly. In the normal course of business, we are audited by federal, state and foreign tax authorities, and subject to inquiries from those tax authorities regarding the amount of taxes due. These inquiries may relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe that our tax positions comply with applicable tax law and intend to defend our positions, if necessary. Our effective tax rate in each financial statement period could be impacted if we prevailed in matters for which reserves have been established or were required to pay amounts more than established reserves.

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

We caution that we cannot predict with any certainty our future exposure to such currency exchange rate fluctuations or the impact, if any, such fluctuations may have on our future business, product pricing, operating expenses, and on our consolidated financial position, results of operations, or cash flows. However, to combat such market risk, we closely monitor our exposure to currency fluctuations. The regions and countries in which we currently have exposure to foreign currency exchange rate risk include (i) North America/South America (Canada, Colombia and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, South Africa, Spain, Sweden, Switzerland and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China). The current (spot) rate, average currency exchange rates, and the low and high of such currency exchange rates as compared to the United States dollar, for each of these countries as of and for the year ended December 31, 2025 were as follows:

	Year Ended December 31, 2025			As of December 31, 2025
Country (foreign currency name)	Low	High	Average	Spot
Australia (Australian Dollar)	0.60099	0.67202	0.64483	0.67028
Canada (Canadian Dollar)	0.68282	0.73678	0.71579	0.73046
China (Renminbi)	0.13617	0.14284	0.13915	0.14284
Colombia (Peso)	0.00023	0.00027	0.00025	0.00027
Czech Republic (Koruna)	0.04062	0.04871	0.04581	0.04852
Denmark (Kroner)	0.13700	0.15870	0.15142	0.15754
Hong Kong (Hong Kong Dollar)	0.12739	0.12903	0.12828	0.12853
Japan (Yen)	0.00632	0.00710	0.00669	0.00640
Mexico (Peso)	0.04789	0.05588	0.05215	0.05565
New Zealand (New Zealand Dollar)	0.55611	0.60978	0.58202	0.58042
Norway (Krone)	0.08721	0.10209	0.09577	0.09961
Republic of Korea (Won)	0.00068	0.00074	0.00070	0.00069
Singapore (Singapore Dollar)	0.73260	1.25369	0.80810	0.77873
South Africa (Rand)	0.05095	0.06014	0.05600	0.06014
Sweden (Krona)	0.08881	0.10923	0.10219	0.10888
Switzerland (Franc)	1.09024	1.27046	1.20663	1.26612
Taiwan (New Taiwan Dollar)	0.03010	0.03461	0.03215	0.03194
Thailand (Baht)	0.02877	0.03228	0.03046	0.03178
United Kingdom (British Pound)	1.21618	1.37443	1.31860	1.34932
Various countries (1) (Euro)	1.02201	1.18458	1.13008	1.17648

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), have concluded, based on their evaluation as of December 31, 2025, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d – 15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Item 9B.         Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

 Item 10.       Directors, Executive Officers and Corporate Governance

Overview

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for our directors, officers, and employees, which, in conjunction with our Articles of Incorporation, Bylaws, and Board of Directors committee charters, form the framework for our corporate governance. All of these documents are available on our corporate website at www.mannatech.com.

Summary of All Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors, including their ages as of December 31, 2025:

Name	Age	Position
Landen Fredrick	53	President and Chief Executive Officer
Erin K. Barta	56	General Counsel and Corporate Secretary
James Clavijo(1)	60	Chief Financial Officer
J. Stanley Fredrick	87	Chairman of the Board of Directors
Robert Toth	73	Vice Chairman of the Board of Directors; Independent Board Member
Larry A. Jobe	86	Independent Board Member
Tyler Rameson	52	Independent Board Member
Kevin Robbins	58	Non-employee Board Member
John A. Seifrick	65	Independent Board Member

(1)  Following a discussion and mutual agreement on March 19, 2026, the Company issued its notice to Mr. Clavijo of its intent to not renew his employment agreement which expires on June 30, 2026. To facilitate the transition of Mr. Clavijo's duties, the Board appointed Yasir Haider as interim Chief Financial Officer on March 20, 2026. Please refer to the Company's 8-K filed with the SEC on March 24, 2026.

The following biographical information about our directors and executive officers listed above is in alphabetical order:

Erin K. Barta joined Mannatech in November 2006 as Senior Corporate Counsel. She was named Assistant General Counsel in March 2009 and was named General Counsel and Corporate Secretary in August 2013. Ms. Barta is responsible for overseeing the Legal and Business Ethics teams, Human Resources and Facilities and our Regulatory Affairs group. Prior to joining Mannatech, Ms. Barta served as Corporate Counsel and later Senior Corporate Counsel for Metromedia Restaurant Group, a subsidiary of Metromedia Company. She has a B.S. from Texas Woman’s University and received her J.D. from Texas Wesleyan University, now the Texas A&M University School of Law.

James Clavijo joined Mannatech as the Company’s CFO on July 1, 2024. Mr. Clavijo has over 25 years of experience in executive, finance and accounting activities, including experience as a Chief Financial Officer for several biotech, cell therapy, medical device, pharmaceutical, healthcare, and technology companies. Mr. Clavijo’s experience has included building, leading and advising companies with strategic plans for pharmaceutical commercialization and manufacturing, negotiating licensing and drug development agreements, as well as advising companies with complex restructurings, mergers and acquisitions, capital market transactions, and system implementations. From 2019-2023, Mr. Clavijo served as the Chief Financial Officer for Longeveron (NASDAQ:LGVN) a cell therapy company focused on the use of stem cells for various aging-related and life-threatening diseases. Mr. Clavijo took Longeveron public through an IPO in February 2021. From 2016-2021, Mr. Clavijo served as the Consulting Chief Financial Officer for Guided Therapeutics (OTC: GTHP) an epithelial and cervical cancer medical device company. During 2018, Mr. Clavijo served as the Chief Financial Officer for Aeterna Zentaris (NASDAQ: AEZS) a commercial stage biopharmaceutical company in growth hormone deficiency indications as well as other therapeutic assets. Prior to this, Mr. Clavijo served for two years as the Chief Financial Officer for Tri-source Pharma, a pre-ipo commercial pharmaceutical company focused on procuring pharmaceutical products facing supply issues and supplying pharmaceutical products to veterinary markets. Since 2009, Mr. Clavijo, has also served as founder and principal of CFO Tune, a consulting firm that provided Chief Financial Officer services, that included developing strategic and capital markets plans and the preparation of regulatory filings with the Securities and Exchange Commission. Previously, Mr. Clavijo served for five years as the Chief Accounting Officer at Soligenix (NASDAQ: SNGX), a biopharmaceutical company focused on rare disease and biodefense products. Mr. Clavijo was an Officer in the U.S. Army, serving for 13 years in active and reserve duty. Mr. Clavijo was licensed as a CPA in Florida from 2000-2011. He was licensed in Florida as a real estate/business agent from 2013-2021. Mr. Clavijo received a BA in Chemistry (PreMed) from the University of Florida, a BA in Accounting from the University of Nebraska, and a Masters in Accounting from Florida International University.

J. Stanley Fredrick has served as a Class II director since September 2001. From November 2003 through January 2009, Mr. J.S. Fredrick served as the Lead Director for the Board. In January 2009, Mr. Fredrick was elected to serve as the Chairman of the Board of Directors. Mr. Fredrick's current term as director expires in 2028. In 2003, Mr. Fredrick was a founding board member of Professional Bank in Dallas, Texas, where he served until it sold in 2009. Mr. Fredrick also co-founded Irving National Bank Shares, a commercial bank holding company, and served as a consultant to the bank from 1994 until it was sold in 2000. He co-founded Cameo Couture, Inc., which operated as Colesce Couture, a distributor of intimate apparel, and Colony House, Inc., a private label cookware company, both of which operated through direct selling channels. He is currently majority owner and serves on the board of Wine Shop at Home, a “party plan company” in Napa, California. He is also Founder of Blue Ostrich, a Noted Texas Winery. Mr. Fredrick has been actively involved for more than 40 years in the Direct Selling Association, a national trade association of leading firms that manufacture and distribute goods and services directly to consumers. He has served on the Direct Selling Association’s Board of Directors and various committees thereof. From 1987 to 1988, he served two terms as Chairman of the Direct Selling Association. In 1988, he served two terms as Chairman of the Direct Selling Education Foundation. He has been inducted into the Direct Selling Association’s highest honor, the “Hall of Fame,” as well as into the Direct Selling Education Foundation “Circle of Honor.” Direct Selling News honored Mr. Fredrick with the Bravo Lifetime Achievement Award in 2019. In 2021, Mr. Fredrick was named one of the six “Legends in Direct Selling” with over 50 years of service. He received a B.A. in English from Central State University, in Edmond, Oklahoma. Recently, Mr. Fredrick published an autobiographical memoir, Never Ever Give Up.

Landen Fredrick has served as President and Chief Executive Officer of Mannatech, Incorporated since April 1, 2024. He previously served as President and Chief Operating Officer beginning June 7, 2023, and prior to that as Global Chief Sales Officer and President, North America. Mr. Fredrick joined Mannatech in 2006 and has held multiple senior leadership roles across global sales, operations, and corporate strategy. During his tenure, he has led initiatives focused on operational efficiency, systems modernization, international market development, and strategic alignment across the Company’s global markets. Mr. Fredrick currently serves as a member of the Board of Directors of the Direct Selling Association, a position he has held since November 2025. He also serves on the Executive Committee of the Direct Selling Education Foundation. He previously served as a member of the Board of Directors of the Direct Selling Association from June 2015 to June 2018. Mr. Fredrick is Chairman of the M5M Foundation, a nonprofit organization dedicated to improving the lives of children in need through nutritional support initiatives. Prior to joining Mannatech, Mr. Fredrick founded and operated Killian Fredrick, a web and advertising business, from 2001 to 2006. Mr. Fredrick earned a Bachelor of Business Administration from Abilene Christian University and a Master of Business Administration from Amberton University. Mr. Fredrick is the son of J. Stanley Fredrick, Chairman of the Board and a significant shareholder of the Company.

Larry A. Jobe has served as a Class I director since January 4, 2006. His current term as director expires in 2027. In February 2007, Mr. Jobe began serving as Chairman of our Audit Committee. Mr. Jobe also serves on the Nominating/Governance and Compliance Committee, Compensation and Stock Option Plan Committee, and the Science and Marketing Committee. He also serves as the President and founder of P 1 Resources, LLC, which has provided engineering and light industrial staffing services to the construction industry since 1994. From 1991 to 1994, Mr. Jobe was Chairman and founder of Mitchell Jobe & Company, a provider of professional staffing services for government and industry. He is also a founder and Board Member of Peloton College, a for-profit accredited career school, since October 2005. From 1973 to 1991, he served in various capacities, including as member of the Executive Committee and Chairman of the Strategic Planning Committee with the accounting firm Grant Thornton LLP. In 1969, he was appointed by President Richard Nixon to serve as the Assistant Secretary of Commerce for Administration at the United States Commerce Department. Mr. Jobe previously served as the Chairman of Independent Bank of Texas and Chairman of the Audit Committee for U.S. Home Systems, Inc. In addition, Mr. Jobe served as Chairman of the Audit Committee and a member of the Board of Directors of SWS Group, Inc., a Dallas-based New York Stock Exchange member from July 2005 through December 2014. He is a member of the Board of the Dallas Seminary Foundation. He received a B.B.A. degree in Accounting from the University of North Texas, in Denton, Texas. Mr. Jobe maintained an active Certified Public Accounting (CPA) license from 1962 to 2002 and currently maintains his license on an inactive or retired status.

Tyler J. Rameson has served as a Class II director since June 6, 2018. His current term as director expires in 2028. Mr. Rameson is Chairman of the Nominating/Governance and Compliance Committee. He also serves on the Company’s Audit Committee, Compensation and Stock Option Plan Committee, and Science and Marketing Committee. He is the managing member of Jade Capital LLC, a private investment firm. From 2008 to 2014, Mr. Rameson was a managing member of Gray Whale Capital LLC, a worldwide proprietary trading firm. In this capacity, Mr. Rameson oversaw the development of numerous proprietary trading strategies and systems. From 2002 to 2007, Mr. Rameson was employed by Jane Street Capital LLC, a proprietary trading firm. Mr. Rameson received an MBA with an emphasis on Financial Engineering from the Massachusetts Institute of Technology (MIT), as well as a Master of Engineering in Logistics from MIT and a Bachelor of Arts degree in Business Economics from The University of California, Santa Barbara.

Kevin Robbins, son of Mannatech co-founder Ray Robbins, was appointed to the Board in December 2016 as a Class I director. His current term as director expires in 2027. He is Chairman of the Science and Marketing Committee. He began his part time career as an independent distributor (“Associate”) for the Company in 1994. By 1996, Mr. Robbins was able to dedicate his career as an Associate for the Company on a full-time basis. In 2003, he was awarded as the global recipient of the Ray Robbins Giving Spirit Award. In 2000, Mr. Robbins was elected to represent the Company’s North America field as part of the North American Advisory Council. He originally served five years on the advisory council, and was later re-elected for another three-year term. As part of the advisory council, Mr. Robbins served as Chairman for five years where he worked closely with the Company to develop new compensation plans, new incentive trips, and training programs for Associates in North America. In 2012, he was recognized as one of the Top Global Business Builders of the Year by the Company. Prior to joining Mannatech, Mr. Robbins worked as a Realtor for Coldwell Banker. He earned Rookie of the Year and Top Listing agent for his branch. He was introduced to the direct sales industry when he was just 20 years old as a sales representative of Cutco and later as Area Sales Manager. Mr. Robbins earned a Bachelor of Business Administration in Marketing at The University of Texas at Arlington.

John A. Seifrick was appointed to the Company’s Board as a Class III director in April of 2022. Mr. Seifrick is Chairman of the Compensation and Stock Option Plan Committee. He also serves on the Audit and Science & Marketing Committees. His current term as director expires in 2026. Mr. Seifrick is an experienced senior manager and leader in the industry with over 40 years of experience as an entrepreneur and key organizer of businesses with expertise in accounting, finance, and general and executive management. Mr. Seifrick is the Co-Founder and current President/General Manager of CAST Wines located in Geyserville, CA, founded in 2012. He recently served as the Vice Chairman of the Board of Directors of Pioneer Bank SSB in Austin, TX, which he co-founded in 2007 and sold in 2022. He was also on the Director’s Loan Committee and ALCO Committee at Pioneer, and was the prior Chair of the Compensation Committee. Mr. Seifrick began as a Texas CPA in 1984 for Arthur Anderson & Company in Houston, TX and advanced to Audit Senior in the Finance and Real Estate Division. From 1986-1990, he served as Corporate Controller for Kitchens of the Oceans in Deerfield Beach, FL. From 1990-2002, Mr. Seifrick was the Executive Vice President and Chief Operating Officer of The Amend Group in Dallas, TX. He was a partner and advisor at Paul Duesing Partners, an architectural design firm in Dallas, TX from 2002-2004 and 2006-2011. Mr. Seifrick was the lead organizing founder and Chairman of the Board of Professional Bank, NA in Dallas, TX from 2002-2010. He served as a Board Member for Senior Living Properties in Bedford, TX, a consultant for nationwide debt facilities, and was on the Board of the non-profits YMCA of East Dallas, Wine Road of Sonoma County and the Winegrowers of Dry Creek Valley. Mr. Seifrick obtained a Bachelor of Science in Business Administration, Summa Cum Laude, and with Distinction in Accounting in 1982 from The Ohio State University and a Master’s in Business Administration focused on entrepreneurial management and real estate in 1986 from the Harvard Graduate School of Business Administration.

Robert Toth has served as a Class III director since December 1, 2024. Prior to rejoining Mannatech’s Board of Directors as the Vice Chairman effective December 1, 2024 as its Vice Chairman, Robert Toth served as a Class III director from March 2008 through May 31, 2023. Mr. Toth previously served as the Chairman of the Compensation and Stock Option Plan Committee. He currently serves on the Audit Committee, the Nominating/Governance and Compliance Committee, the Science and Marketing Committee, and from August 2014 to March 2019, Vice Chairman of Mannatech’s Board. Mr. Toth was the Co-founder, and until May 2015, was the Chairman of Tatra Spring LLC, a supply chain services company based in Poland and founded in September 2008. Since 2006, he has worked in venture capital as a private investor focused on new business startups in the technology sector. He has more recently served as a consultant to the direct selling industry. Mr. Toth has more than 40 years of direct selling experience. As President of Avon International from 2004 to 2005, his operations included over 120 countries with annual revenues exceeding $5.5 billion. Mr. Toth began his Avon career in customer service in 1978, then moved to U.S. sales and operations and was promoted to U.S. Director of Sales in 1989. He transitioned to Avon International in 1991 as Director of New Business Development, where he played a lead role in Avon’s market entry plan for Russia. He was based in Warsaw from 1993 to 1997 as Avon’s President of Central and Eastern Europe, where he established and led Avon Poland. From 1997 to 2004, Mr. Toth was based in London where he held several senior management positions including Group Vice President, Eastern Europe, Middle East and Africa (1997-1999), Senior Vice President, Europe, Middle East and Africa (1999-2002) and Executive Vice President for Asia-Pacific, Europe, Middle East and Africa (2002-2003). Mr. Toth graduated from LaSalle University in 1974 with a B.A. in Business Administration.

Director Qualifications

The Board respects its responsibility to provide oversight, counseling and direction to management in the interest, and for the benefit of, our shareholders. Accordingly, it seeks to be comprised of directors with diverse skills, experience and qualifications. It is critical that our directors understand the direct selling industry. It is equally important that, collectively, our directors have successful experience in each of the primary aspects of our business, including network marketing, direct sales, finance and audit, product strategy and development, Associate relations, supply chain management, and sales and marketing.

J. Stanley Fredrick, our Chairman and largest shareholder, brings to the Board many years of direct selling experience as well as broad operational and marketing expertise as a co-founder of two direct selling companies. Mr. Fredrick also has significant experience serving on other company boards of directors, as well as the Direct Selling Association’s board and its various committees. Mr. Fredrick’s professional background provides him with a vast understanding of our Company, associate field leadership, and sales techniques.

Larry A. Jobe brings to the Board extensive experience in management, finance and auditing. Mr. Jobe also has significant experience serving on other public company boards. Mr. Jobe’s considerable experience in public accounting and in evaluating financial statements makes him particularly well-suited to serve as chair of the Audit Committee. Mr. Jobe maintained an active CPA license from 1962 to 2002 and currently maintains his license on an inactive or retired status.

Tyler J. Rameson, our second largest shareholder, brings to the Board extensive financial experience. Mr. Rameson previously worked for Jane Street Capital, one of the largest proprietary trading firms in the world. At Jane Street, Mr. Rameson was a member of the American Stock Exchange where he executed several proprietary trading strategies. In 2008, Mr. Rameson co-founded Gray Whale Capital, an SEC registered investment company that executed proprietary investment strategies worldwide. Mr. Rameson’s extensive analytical and financial background makes him a valued member of the Board.

Kevin Robbins is a high-level Associate in our global downline network marketing system. Mr. Robbins brings to the Board more than 20 years of experience as an independent Associate of the Company. Mr. Robbins’ vast understanding of the Company’s Associate field leadership and the critical issues contributing to the building of a successful business with the Company make him a valued member of the Board.

John A. Seifrick brings to the Board extensive experience in senior management, finance, and as an entrepreneur. Mr. Seifrick has experience serving on other company boards and is the co-founder and current president and general manager of CAST Wines in Geyserville, California. He previously served as the Vice Chairman of the Board of Directors of Pioneer Bank SSB in Austin, TX, which he co-founded. Mr. Seifrick’s managerial, financial, and entrepreneurial background make him a valued member of the Board.

Robert Toth brings to the Board extensive experience in senior management and as a venture capitalist. Mr. Toth has more than 39 years of direct selling experience, principally with Avon Products, Inc. Mr. Toth’s considerable experience with international markets makes him a valuable member of the Board, as international expansion has been, and continues to be, an important part of our long-term strategic plan. Having served in various leadership positions of Avon International, Mr. Toth has an in-depth understanding of the direct selling industry.

Consideration of Director Nominees

Under our Bylaws, the Nominating/Governance and Compliance Committee of our Board of Directors recommends to the Board all candidates for election by our shareholders at each annual meeting of shareholders. Although the Board has not formally established criteria for Board membership, the Board does consider several factors before recommending a candidate for Board membership. These factors include the following:

•	the experience level, mix of skills and other business qualities a potential nominee may possess;

•	the general experience and skill levels of current Board members;

•	the potential nominee’s experience with accounting rules and practices;

•	the verification of background, work, and education of a potential nominee; and

•	other factors as the Nominating/Governance and Compliance Committee may deem in the best interests of our shareholders.

In addition, the Nominating/Governance and Compliance Committee will recommend director candidates in order to ensure that:

•	a majority of the Board of Directors are “independent” as defined by Nasdaq and SEC rules;

•	each of the Audit, Compensation and Stock Option Plan, and Nominating/Governance and Compliance Committees are comprised entirely of independent directors; and

•	at least one member of the Audit Committee has the experience, education and qualifications necessary to qualify as an “audit committee financial expert” as defined by the SEC.

The Nominating/Governance and Compliance Committee may solicit recommendations for director nominees from any or all of the following sources: non-management directors, executive officers, third-party search firms or any other source it deems appropriate. The Nominating/Governance and Compliance Committee will review and evaluate the qualifications of any proposed director candidate that it is considering or that has been properly recommended to it by a shareholder and conduct inquiries it deems appropriate into the background of these proposed director candidates. When nominating a director for re-election, the Nominating/Governance and Compliance Committee will also consider the director’s past performance on the Board. The Nominating/Governance and Compliance Committee will evaluate all proposed director candidates based on the same criteria, with no regard to the source of the initial recommendation of the proposed director candidate.

The Nominating/Governance and Compliance Committee does not have a formal policy with respect to diversity; however, the Board and the Nominating/Governance and Compliance Committee believe it is important that Board members represent diverse viewpoints. In considering candidates, the Nominating/Governance and Compliance Committee considers the entirety of each candidate’s credentials, including such candidate’s diverse skills, experience and qualifications.

If a shareholder would like our Nominating/Governance and Compliance Committee to consider specific candidates for nomination to the Board, a shareholder should deliver written notice to our Chief Financial Officer at our corporate office, located at 1410 Lakeside Parkway, Suite 200, Flower Mound, Texas 75028, or by fax at (972) 842-9148. As required by our Bylaws, written notice of such proposed candidates for director should be delivered no later than December 31, 2026 to allow the Board time to consider such persons for nomination at our 2027 Annual Shareholders’ Meeting. The written notice should include the candidates’ full name, age, biographical background, and qualifications. If a shareholder intends to present a director nomination at the 2027 Annual Shareholders’ Meeting, the shareholder should also follow the procedures described in our proxy statement.

Board Leadership Structure and Role in Risk Oversight

Meetings of the Board are presided over by the Chairman of the Board, currently Mr. J. Stanley Fredrick. Our Bylaws do not require that the Chairman be independent and the Board believes that it is important to retain the discretion and flexibility to determine the appropriate leadership structure for the Company. Currently, the Board believes in the separation of the Chairman and CEO roles. Most important among the considerations to keep these roles separate was that the separation of the Chairman and CEO positions allows our CEO to focus on operational issues and the Chairman to focus on governance and other related issues. Additionally, we believe that the effectiveness of the Board is enhanced by having separate Chairman and CEO positions.

It is management’s responsibility to manage risk and bring to the Board’s attention any material risks facing the Company. The Board, as a whole and through its committees, regularly reviews various areas of significant risk, and advises and directs management on the scope and implementation of policies, strategic initiatives and other actions designed to mitigate various types of risks. Specific examples of risks primarily overseen by the full Board include competition risks, industry risks, especially those specific to the direct selling channel, economic risks, liquidity risks, business operations risks, cybersecurity and data privacy risks, and risks posed by significant litigation matters.

Our Audit Committee regularly discusses with management and the independent auditors significant financial risk exposure and the processes management has implemented to monitor, control and report such exposures. Specific examples of risks primarily overseen by the Audit Committee include risks related to the preparation of the Company’s financial statements, disclosure controls and procedures, internal controls and procedures required by the Sarbanes-Oxley Act of 2002, accounting, financial and auditing risks, insurance coverage, matters reported to the Audit Committee through our outside internal audit firm and through anonymous reporting procedures.

Our Nominating/Governance and Compliance Committee oversees and discusses with management risk related to governance practices, cybersecurity, compliance and ethics programs for the Company and its independent distributors, regulatory risk, and board composition.

Our Compensation and Stock Option Plan Committee oversees and discusses with management risk related to compensation and retention of executives and high potential employees, and compensation strategies and practices. It also ensures that our compensation programs, including those applicable to our executives, do not encourage excessive risk taking.

Classes of Our Board of Directors

Six directors currently serve on the Board, which is divided into three classes serving staggered three-year terms, which expire on the day of our Annual Shareholders’ Meeting. The Board has determined that four of our directors are independent. The members of each of the classes and the expiration dates of their terms as of December 31, 2025, are as follows:

Class	Term Expiration	Directors
Class I	2027	Larry A. Jobe* and Kevin Robbins
Class II	2028	J. Stanley Fredrick (1) and Tyler J. Rameson*
Class III	2026	John A. Seifrick* and Robert Toth*(2)

*	Independent Board Member
(1)	Chairman of the Board of Directors
(2)	Vice Chairman of the Board of Directors

The Board held four regular meetings and two special meetings during 2025. All of our directors serving during 2025 attended all of the regular meetings and the special meetings of the Board. Although we do not have a formal policy regarding attendance by directors at our Annual Shareholders’ Meeting, we encourage and expect all of our directors to attend our Annual Shareholders’ Meeting. All of our directors attended the 2025 meeting and we anticipate that all of our directors will attend our 2026 Annual Shareholders’ Meeting to be held on June 2, 2026.

Director Independence

The Board has determined that each of Messrs. Jobe, Rameson, Seifrick, and Toth qualify as “independent” as defined by applicable Nasdaq and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees of Our Board of Directors

During 2025, the Board had four committees with various functions.  Mr. Rameson was unable to attend one special Audit Committee meeting held in November and one regular Science and Marketing Committee meeting held in November. All other committee members serving during 2025 attended all of the regularly scheduled and special committee meetings, during their service. During 2025, the committees held the following number of meetings:

•	Audit Committee: 4 regular meetings and 4 special meetings;
•	Compensation and Stock Option Plan Committee: 4 regular meetings and 1 special meeting;
•	Nominating/Governance and Compliance Committee: 4 regular meetings;
•	Science and Marketing Committee: 4 regular meetings.

As of December 31, 2025, the Board has four committees. The committee membership is as follows:

Director’s Name	Audit Committee	Compensation and Stock Option Plan Committee	Nominating/ Governance, and Compliance Committee	Science and Marketing Committee
Non-Employee Independent Directors:
Larry A. Jobe	C	M	M	M
John A. Seifrick	M	C	M	M
Tyler Rameson	M	M	C	M
Robert Toth (1)	M	M	M	M
Non-Employee Directors:
J. Stanley Fredrick (2)
Kevin Robbins				C

M	Member
C	Committee Chairman
(1)	Mr. Robert Toth retired from the Board effective May 31, 2023 and rejoined the Board as the Vice Chairman effective December 1, 2024. Effective January 1, 2025, Mr. Toth serves as a member of the Audit Committee, the Nominating/Governance and Compliance Committee, the Compensation and Stock Option Plan Committee, and the Science and Marketing Committee.
(2)	Chairman of the Board of Directors

The committees and their functions are as follows:

1.

Audit Committee. Our Audit Committee consists of Messrs. Jobe, Rameson, Seifrick and Toth and is chaired by Mr. Jobe. The Board has determined that each member of our Audit Committee meets the independence and financial literacy requirements for purposes of serving on such committee under applicable Nasdaq and SEC rules and that Mr. Jobe qualifies as an “audit committee financial expert” as defined by the SEC. Our Audit Committee is primarily responsible for approving all services provided by our independent registered public accounting firm, reviewing our annual audit results, and meeting with our independent registered public accounting firm to periodically review our internal controls, internal control over financial reporting, and financial management practices. Our Audit Committee’s responsibilities are stated more fully in its fifth amended and restated charter, which is posted on our corporate website at ir.mannatech.com. See Item 13 for the Audit Committee's report.

2.

Compensation and Stock Option Plan Committee. Our Compensation and Stock Option Plan Committee consists of Messrs. Jobe, Rameson, Seifrick and Toth and is chaired by Mr. Seifrick. The Board has determined that each member of our Compensation and Stock Option Plan Committee meets the independence requirements for purposes of serving on such committee under applicable Nasdaq and SEC rules. None of our executive officers serves as a member of any board of directors or as a member of any other compensation committee for any other entity that has or has had one or more of their executive officers serving as a member of the Board or on our Compensation and Stock Option Plan Committee. Our Compensation and Stock Option Plan Committee is primarily responsible for establishing all compensation for our executive officers and directors including salaries, bonuses, stock option grants, and stock option plan administration. Our Compensation and Stock Option Plan Committee may ask members of management or others whose advice and counsel are relevant to the issues then being considered by the Committee to attend any meetings and to provide such pertinent information as the Committee may request. Our Compensation and Stock Option Plan Committee’s responsibilities are stated more fully in its third amended and restated charter, which is posted on our corporate website at ir.mannatech.com.

3.

Nominating/Governance and Compliance Committee. Our Nominating/Governance and Compliance Committee consists of Messrs. Jobe, Rameson, Seifrick and Toth and is chaired by Mr. Rameson. The Board has determined that each member of the Nominating/Governance and Compliance Committee meets the independence requirements for purposes of serving on such committee under applicable Nasdaq and SEC rules. Our Nominating/Governance and Compliance Committee is primarily responsible for reviewing and recommending nominees to the Board, developing plans regarding the size and composition of the Board, developing management succession planning, and establishing and maintaining policies and procedures to handle and investigate complaints, including whistleblower or other confidential complaints. Our Nominating/Governance and Compliance Committee is also responsible for directing the investigation of complaints including advising the Board about the outcome of any complaints or any other legal matters. the committee also assists the Board with its oversight of cyber-related risk. Additionally, the Nominating/Governance and Compliance Committee is responsible for oversight of management's responsibilities regarding the Company's compliance with legal and regulatory requirements relating to the marketing, distribution and sale of the Company's products by the Company's Associates. For information on criteria for director nominees, see “Consideration of Director Nominees," in our proxy statement. Our Nominating/Governance and Compliance Committee’s responsibilities are stated more fully in its second amended charter that is posted on our corporate website at ir.mannatech.com. For additional information on nominating nominees to the Board see “Shareholder Procedures for Nominating Board Memebers or Introducing Proposals,” in our proxy statement.

4.

Science and Marketing Committee. Our Science and Marketing Committee consists of Messrs. Jobe, Rameson, Robbins, Seifrick and Toth and is chaired by Mr. Robbins. Our Science and Marketing Committee is primarily responsible for overseeing management’s product development and research and development initiatives as well as the marketing strategy for our innovative products. The committee also oversees management’s implementation and maintenance of the Company’s Global Scientific Advisory Board to aid the Company in driving the development of innovative products for its global markets. The Science and Marketing Committee’s responsibilities are stated more fully in its third amended and restated charter that is posted on our corporate website at ir.mannatech.com.

Shareholder Communication with Our Board of Directors

We request that any shareholders interested in communicating directly with individual directors or with our entire Board submit such correspondence in writing. To submit written correspondence to the Board, send an email to BoardofDirectors@mannatech.com, or mail to Mannatech, Incorporated, Attention Corporate Secretary, “For Mannatech’s Board of Directors,” 1410 Lakeside Parkway, Suite 200, Flower Mound, Texas 75028. Upon receipt, a copy of such correspondence will be given to J. Stanley Fredrick, our Chairman of the Board. All correspondence to specific Board members will be delivered directly to the individual Board member. A voice message can be left for the Board at (972) 471-6512. Our Executive Officers and designated officials may be given access to such shareholder communications with the Board, except in instances in which the charters of our committees require anonymity.

Code of Ethics

In order to help promote the highest levels of business ethics, the Board adopted a Code of Ethics for our executive officers and directors in 2003. The Code of Ethics was amended on January 30, 2024 and is published on our corporate website at ir.mannatech.com. Any change in or waiver from and the grounds for such change in or waiver from our Code of Ethics shall be promptly disclosed by publishing such change or waiver on our corporate website at ir.mannatech.com. Our Code of Ethics applies to all of our executive officers and directors. Our Code of Ethics was designed to ensure that our business is conducted in a consistent legal and ethical manner and sets forth guidelines for all areas of professional conduct, including conflicts of interest, employment policies, protection of confidential information, and fiduciary duties.

Compensation of Directors

We compensate our non-employee directors for serving and participating on the Board, for chairing committees, and for attending Board and Board committee meetings. Our Nominating/Governance and Compliance Committee reviews the compensation of our non-employee directors and recommends to the Compensation and Stock Option Plan Committee any changes to director compensation that the Nominating/Governance and Compliance Committee deems appropriate. Our Compensation and Stock Option Plan Committee then reviews such recommendations and after due deliberation and consideration approves any such changes it deems appropriate and recommends them to the Board. The Board then reviews such recommendations and after due deliberation and consideration approves any such changes it deems appropriate. Non-employee director fees during 2025 were as follows:

	Board Member	Audit Committee	Compensation and Stock Option Plan Committee	Nominating/ Governance and Compliance Committee	Science and Marketing Committee
Chairman fee (1)	$300,000	$20,000	$18,000	$18,000	$10,000
Vice Chairman fee (1)(2)	$30,000	$—	$—	$—	$—
Director retainer (1)	$80,000	$—	$—	$—	$—
Special meeting fees	$500	$500	$500	$500	$500
Re-elected Board member (3)	$—	$—	$—	$—	$—

(1)

The Chairman fee, Vice Chairman fee and director retainer are paid monthly over the calendar year. Prior to April 1, 2026, Mr. J. Stanley Fredrick has been receiving the Chairman fee of $300,000 and not a director retainer. Effective April 1, 2026, Mr. J. Stanley Fredrick will receive the director retainer of $80,000 in lieu of the Chairman fee for the balance of 2026. The chairman compensation will be reviewed at the end of 2026 for 2027.

(2)	Mr. Toth was appointed Vice Chairman effective December 1, 2024. The Vice Chairman fee of $30,000 is in addition to the current Director retainer fee. Mr. Toth's fees were prorated for one month in 2024.
(3)

Each non-employee director re-elected to the Board by our shareholders are granted 5,000 stock options. The stock options are priced on the date of grant and expire in ten years. One-third of the stock options vest on the date of grant, another one-third of the stock options vest on the first anniversary of the date of grant, and the remaining one-third of the stock options vest on the second anniversary of the date of grant.

Directors are eligible to be reimbursed for any reasonable out-of-pocket travel expenses in connection with their travel to and attendance at any of the Board’s meetings or committee meetings.

For fiscal year 2025, the annual retainer for independent directors was $80,000. Directors received $500 fees for attending special board and committee meetings. The directors did not receive any fees for attending regular virtual or in-person board or committee meetings. In addition to the annual cash retainer, each director received $40,000 in an equity stock grant, using the closing stock price on January 2, 2025, all of which fully vested upon grant. Further, each non-employee director re-elected to the Board by our shareholders is granted 5,000 stock options, which have a per share exercise price that is equal to the closing price per share of our common stock on the date of grant and expires in ten years, and vests as to one-third on the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant.

2025 Director Compensation Table

The table below summarizes the compensation paid during 2025 to our non-employee directors. Our non-employee directors do not receive non-equity incentive plan compensation, or nonqualified deferred compensation.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)(4)	All Other Compensation		Total
J. Stanley Fredrick (5)	$300,000	$39,995	$29,777	$—		$369,772
Larry A. Jobe	$103,000	$39,995	$—	$—		$142,995
Kevin Robbins	$91,000	$39,995	$—	$121,307	(6)	$252,302
Robert Toth (7)	$113,000	$39,995	$—	$7,202	(8)	$160,197
Tyler Rameson	$100,500	$39,995	$29,777	$—		$170,272
John A. Seifrick	$101,000	$39,995	$—	$—		$140,995

(1)

The amounts reported in this column represent the aggregate dollar amount of annual retainer fees, committee and/or chairman fees, and meeting fees, as described in the table on the previous page. Mr. Fredrick reimburses the company $7,431.40 for his health insurance.

(2)

As part of the equity component to the director compensation package, which was approved at the December 2017 Board meeting, each director received an unrestricted, fully vested grant of 2,686 shares of our common stock. The amounts represented in the “Stock Awards” column reflect the aggregate grant date fair value of such awards during the reported fiscal year, computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718. The awards were granted on January 2, 2025 and the closing price per share of our common stock on January 2, 2025 was $14.89.

(3)

The amounts reported in this column represent the aggregate fair value at the grant date, computed in accordance with FASB ASC Topic 718 “Stock Compensation”. Messrs. Fredrick and Rameson were awarded stock options in connection with their re-election to the Board at the 2025 Annual Shareholders’ Meeting. They each received a grant of 5,000 stock options with an exercise price of $10.36 pursuant to our policy that each non-employee director re-elected to the Board by our shareholders is granted 5,000 stock options. The stock options have a per share exercise price that is equal to the closing price per share of our common stock on June 4, 2025, the date of grant. One-third of these stock options vested on the date of grant, one-third vest on the first anniversary date of the grant, and the remaining one-third of the stock options vest on the second anniversary of the date of grant. See table below titled “Directors’ Stock Options Outstanding” for aggregate options outstanding at year-end.

(4)

The aggregate number of shares underlying outstanding stock options at December 31, 2025 were 20,000 for Mr. Fredrick, 15,000 for Mr. Jobe, 15,000 for Mr. Robbins, 3,334 for Mr. Toth, 16,667 for Mr. Rameson and 6,807 for Mr. Seifrick.

(5)	Effective April 1, 2026, the Chairman will receive the $80,000 director retainer in lieu of the $300,000 Chairman fee. The Chairman compensation will be reviewed at the end of 2026 for 2027.
(6)	Mr. Robbins holds positions in our associate global downline network marketing system, and we paid him commissions of $121,307 in connection therewith.
(7)	Mr. Toth retired from the Board effective May 31, 2023, and rejoined the Board as Vice Chairman effective December 1, 2024.
(8)	Included in “All Other Compensation” is the Company's reimbursement of $7,202 to Mr. Toth.

Effective April 1, 2026, directors may elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. Any such grants will be issued on the last day of each quarter. Beginning January 1, 2027, directors will make this election annually on January 1 for the applicable calendar year.

Directors’ Stock Ownership Guidelines

We encourage our non-employee directors to own shares of our common stock equal to three times the value of a director’s annual board retainer to demonstrate to our shareholders and the investment community that our directors are personally committed to our success. However, we do not have a formal policy requiring our directors to own any specific number of shares

Item 11.         Executive Compensation

This executive compensation discussion describes our compensation program for the year ended December 31, 2025 for our Named Executive Officers listed below, which we refer to collectively as our “Named Executive Officers.” As a smaller reporting company, we have presented such information in accordance with the scaled disclosure requirements permitted under applicable SEC regulations.

•	Landen Fredrick – President and Chief Executive Officer
•	James Clavijo – Chief Financial Officer

We compensate our executive officers through our executive compensation program that is designed to maintain a fair, equitable, and competitive compensation package that allows the Company to attract and retain top executive talent. Based on recommendations made by our Compensation and Stock Option Plan Committee, the Board approves all compensation related to our executive officers, including our Named Executive Officers. The Compensation and Stock Option Plan Committee annually reviews each executive officer’s responsibilities and performance. In general, our executive compensation program for executive officers, including our Named Executive Officers, consists of payment of an annual base salary; participation in our Management Non-Equity Incentive Bonus Plan; and certain other benefits and perquisites. On March 19, 2026, the Company issued its notice to Mr. Clavijo of its intent to not renew his employment agreement which expires on June 30, 2026.

Summary Compensation Table

The following table summarizes the total compensation awarded to our Named Executive Officers for the fiscal years ended December 31, 2025 and 2024:

Name & Principal Position	Year	Salary (1)	Bonus	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Landen Fredrick President and Chief Executive Officer	2025	$350,577	$6,923	$—	$11,330	$368,830
	2024	$321,500	$6,250	$—	$3,189	$330,939

James Clavijo (4) Chief Financial Officer	2025	$275,000	$5,288	$—	$9,411	$289,699
	2024	$147,212	$5,288	$—	$4,933	$157,433

(1)

The amounts reported in this column represent the actual base salary earned by the executive during the year reported as gross earnings (i.e., gross amounts before taxes and applicable payroll deductions).

(2)	The amounts reported in this column represent annual cash bonuses that were earned under our Management Non-Equity Incentive Bonus Plan with respect to the covered fiscal year.
(3)

The amounts reported in this column include, among other items, an automobile allowance or automobile lease payments, matching contributions to our 401(k) Plan, and life insurance coverage paid on behalf of each Named Executive Officer and are detailed in the “All Other Compensation” table included below.

(4)	James Clavijo was appointed as the Company's Chief Financial Officer effective July 1, 2024. On March 19, 2026, the Company notified Mr. Clavijo that it will not renew his employment agreement, which expires on June 30, 2026. To facilitate the transition of Mr. Clavijo's duties, on March 20, 2026, the Board appointed Yasir Haider to serve as interim Chief Financial Officer. Please refer to the Form 8-K filed with the SEC on March 24, 2026.

All Other Compensation Table

The amounts included in the “All Other Compensation” column of the Summary Compensation Table above are broken down as follows:

		Automobile Allowance Payments	Company Matching 401(k) Contribution	Life Insurance	Total All Other Compensation
Landen Fredrick	2025	$—	$10,500	$830	$11,330
	2024	$1,000	$1,440	$749	$3,189

James Clavijo	2025	$—	$8,250	$1,161	$9,411
	2024	$—	$4,442	$491	$4,933

Executive Employment Agreements

We enter into employment agreements with certain executive officers. Pursuant to the terms of the employment agreements, some of our executive officers are entitled to severance payments and benefits in the event of certain terminations of employment. These provisions are described in the section titled “Potential Payments Upon Termination or Change in Control” appearing later. In the employment agreements, we have agreed to pay relocation expenses for newly hired executives and allow our executives to participate in our Management Non-Equity Incentive Bonus Plan (as described below). In addition, the employment agreements contain covenants regarding (i) confidentiality and non-disparagement that apply to the executive both during and after employment and (ii) non-competition and non-solicitation that apply to the executive during employment and for one year after termination. Mr. Clavijo is the only Named Executive Officer who has an employment agreement with the Company (the “Clavijo Employment Agreement,” respectively).

Mr. Clavijo was appointed as the Company’s Chief Financial Officer effective July 1, 2024. The Clavijo Employment Agreement automatically renews for successive one-year periods on June 30 unless 90 days' prior written notice is provided for non-renewal or is terminated pursuant to the terms of the Clavijo Employment Agreement. The Clavijo Employment Agreement also provides that during Mr. Clavijo’s employment with the Company, Mr. Clavijo will be eligible to participate in the Company’s annual executive bonus program and the opportunity to earn a bonus and the amount of any bonus compensation under such annual executive bonus program will be determined by the Board or the compensation committee. On March 19, 2026, the Company provided Mr. Clavijo with requisite notice that the agreement would not be renewed and that it will expire on June 30, 2026. Under the terms of the Clavijo Employment Agreement, Mr. Clavijo is entitled to receive his base salary for a period of three months following the expiration of the current term.

Non-Equity Incentive Plan

We award annual cash bonuses under our Management Non-Equity Incentive Bonus Plan for achievement of specified performance objectives within a specific performance period, which is typically one year or less. We make awards from an established incentive pool. The Compensation and Stock Option Plan Committee determines the total size of our incentive pool by considering our financial performance. We believe this pool-based bonus system helps foster teamwork and ensures that all executives work collectively to improve our performance.

The following table represents the 2025 Operating Profit targets and bonus opportunities:

2025 Operating Profit Targets – Annual Bonus

	1st Target	2nd Target	3rd Target	4th Target	5th Target
Operating Profit Target (1) (millions)	$4.5	$4.8	$5.1	$5.7	$7.1
Senior Executive Bonus Opportunity(2) (as % of Operating Profit)	5%	10%	20%	25%	38%

(1) After accrual of Annual Bonus Opportunity.

(2) This bonus tier is reserved for members of senior management as designated by the Compensation and Stock Option Plan Committee. The bonus opportunity is a percentage of the eligible senior management member's salary.

Shortly after year-end, the Compensation and Stock Option Plan Committee reviewed the performance objectives established under the bonus plan as compared to actual performance delivered by the Company for the fiscal year. Based on the performance criteria, the committee determined that the Company did not achieve the Operating Profit Targets for the year ending December 31, 2025. Consequently, no bonuses were awarded to the senior executive officers under the Management Non-Equity Incentive Bonus Plan.

401(k) Plan

On May 9, 1997, we adopted a 401(k) Pre-tax Savings Plan (the "401(k) Plan"). All full-time employees, including our Named Executive Officers, who have completed three months of service and are at least 21 years of age are eligible to participate in our 401(k) Plan. During 2024, employees were allowed to contribute to our 401(k) Plan up to the maximum annual limit of their current annual compensation, as statutorily prescribed. The 401(k) Plan permits matching employer contributions in the amount of $0.50 for each $1.00 contributed by a participating employee up to a maximum of 6% of the participant’s annual salary. The 401(k) Plan also allows us to make discretionary profit-sharing contributions each year based upon our profit. Employee contributions and our matching contributions are paid to a corporate trustee and are invested as directed by the participant. Our contributions to our 401(k) Plan vest over five years or earlier if the participant retires at age 65, becomes disabled, or dies. Distributions to participants may be made in the case of financial hardship, and distributions may be made in a lump sum. Our 401(k) Plan is intended to qualify under Section 401(a) of the Code, so that contributions made by employees or by us to our 401(k) Plan, and income earned on these contributions, are not taxable to our employees until withdrawn from the 401(k) Plan.

2025 Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth certain information about outstanding equity awards held by our Named Executive Officers at December 31, 2025:

	Option Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Landen Fredrick
April 2, 2018	18,000	—	$15.70	April 2, 2028
June 3, 2025	—	20,000	$10.60	June 3, 2035
	18,000	20,000

James Clavijo (1)
July 1, 2024	2,999	1,501	$6.79	July 1, 2034
June 3, 2025	—	10,000	$10.60	June 3, 2035
	2,999	11,501

(1) James Clavijo was appointed as the Company's CFO effective July 1, 2024. On March 19, 2026, the Company notified Mr. Clavijo that it will not renew his employment agreement, which expires on June 30, 2026. To assist with the transition of his duties, on March 20, 2026, the Board appointed Yasir Haider to serve as Interim CFO. Please refer to the Company’s Form 8-K filed with the SEC on March 24, 2026.

Retirement Benefits and Non-Qualified Deferred Compensation

Our Named Executive Officers do not participate in any retirement plans, pension plans (other than the 401(k) Plan) or non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

The following discussion summarizes our payment obligations to our Named Executive Officers upon termination or change in control assuming such termination or change in control occurred on December 31, 2025:

Options under the Mannatech, Incorporated 2017 Stock Incentive Plan (the “2017 Plan”)

The NEO’s stock option award agreements provide that, upon a termination of employment for “cause” (as defined below), all outstanding options granted under the 2017 Plan, whether vested or unvested, will immediately be forfeited. If, however, an NEO’s employment is terminated for any other reason (other than due to death or “disability” (as defined below)), the NEO may exercise those options that were exercisable immediately prior to his or her termination of employment during the period ending on the earlier of (x) the date that is three months following the date of termination and (y) the expiration date. In the event that a NEO’s employment is terminated due to death or disability, the NEO (or his or her legal representative, executor, administrator, heir or legatee, as the case may be) may exercise those options that were exercisable immediately prior to his or her termination of employment during the period ending on the earlier of (x) the date that is twelve months following the date of termination and (y) the expiration date.

Under the 2017 Plan, the terms “cause” and “disability” have the meanings generally summarized below:

•

“Cause” will be the same as defined in an executive’s employment agreement and absent such agreement, the term “cause” means (i) the commission of a felony or crime involving moral turpitude or other act of willful malfeasance or material fiduciary breach, (ii) conduct tending to bring the Company into substantial public disgrace, or disrepute, (iii) gross negligence or willful misconduct with respect to the Company or (iv) a material violation of state or federal securities laws.

•

“Disability” will be the same as defined in an executive’s employment agreement and absent such agreement, the term “disability” generally means an executive’s inability to substantially perform his or her duties to the Company by reason of a medically determinable physical or mental impairment that is expected to last for a period of six months or longer or to result in death.

Clavijo Employment Agreement:

Under the terms of the Clavijo Employment Agreement, if the Company intends to not renew Mr. Clavijo’s employment agreement, the Company must provide written notice at least 90 days prior to the expiration of the initial term or any renewal term. If the Company exercises its right to not renew the Clavijo Employment Agreement, the Company must pay Mr. Clavijo his base salary for a period of three (3) months following the expiration of the initial term or any renewal term. Additionally, under the Clavijo Employment Agreement, either party may terminate the agreement prior to the expiration of the initial term or any renewal term by providing at least thirty (30) days’ prior written notice of termination for any or no reason, to the other party. If the Company exercises this right, Mr. Clavijo will continue to receive his base salary for the balance of the initial term or any renewal term plus an additional three months following the expiration date. As a condition of receipt of any severance, Mr. Clavijo must execute a release of claims against the Company and its affiliates.

Notwithstanding the statements above, if Mr. Clavijo’s employment is terminated for cause, if he resigns without good reason, or is terminated due to his death, Mr. Clavijo is only entitled to (i) any remaining base salary earned and not yet paid through the termination date; (ii) any annual bonus, or portion thereof, that was earned through the termination date; (iii) all reimbursable expenses due but not yet paid through the termination date; and (iv) all earned or vested benefits (or an amount equivalent to the value of such benefits) payable under our benefit plans or arrangements through the termination date. Under the Clavijo Employment Agreement, “cause”, “good reason” and “disability” has the meanings generally summarized below:

•

“Cause” means (i) we determined that Mr. Clavijo has neglected, failed, or refused to render the services or to perform any other of his duties or obligations under the Clavijo Employment Agreement, (ii) Mr. Clavijo violated any provision or obligation under the Clavijo Employment Agreement, (iii) Mr. Clavijo is indicted for, or plead no contest with respect to, any crime that adversely affected the Company or the utility of Mr. Clavijo’s services to the Company, or (iv) any other act or omission of Mr. Clavijo involving fraud, theft, dishonesty, disloyalty, or illegality that harmed or embarrassed the Company or its affiliates.

•

 “Good reason” means (i) any denial of compensation due and owing to Mr. Clavijo under the Clavijo Employment Agreement, (ii) any requirement that Mr. Clavijo be based anywhere other than the DFW Metroplex, except for travel incident to our business, (iii) our demotion of Mr. Clavijo in title or pay, or our removal of a material portion of Mr. Clavijo’s significant duties or responsibilities without Mr. Clavijo’s consent, or (iv) our material breach of the Clavijo Employment Agreement.

•

 “Disability” means because of Mr. Clavijo’s physical or mental impairment, he has been substantially unable to perform his duties under the agreement for a continuous period of 180 days, or for 210 days within any one-year period.

The following table shows the potential payments upon Company's termination of Mr. Clavijo’s employment under the circumstances described above or the occurrence of a change in control assuming such termination or change in control occurred on December 31, 2025.

Termination Event	Cash Severance	Acceleration of Equity Awards	Total Termination Payments
Termination With Cause	$—	$—	$—
Termination Without Cause	$206,253	$—	$206,253
Early Termination	$206,253	$—	$206,253
Resignation for Good Reason	$—	$—	$—
Resignation without Good Reason	$—	$—	$—
Disability	$—	$—	$—
Death	$—	$—	$—
Non-Renewal of his Employment Agreement(1)	$206,253	$—	$206,253
Change in Control	$—	$—	$—

(1) On March 19, 2026, the Company provided Mr. Clavijo with requisite notice that it would not renew his agreement. The Clavijo Employment Agreement expires on June 30, 2026. As noted above, Mr. Clavijo is entitled to receive his base salary for a period of three months following expiration of the agreement. For that three-month period, Mr. Clavijo will receive $63,461.

Pay Versus Performance

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and SEC rules, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of our Company.

Pay Versus Performance Table

Year	Summary compensation table total for PEO (1)	Compensation actually paid to PEO (2)(3)	Average summary compensation table total for non-PEO named executive officers (4)	Average compensation actually paid to non-PEO named executive officers (5)	Value of initial fixed $100 investment based on: Total shareholder return ("TSR") (6)	Net income (loss) (millions) (7)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	$368,830	$368,830	$144,850	$144,850	$61	$(15.2)
2024	641,067	641,067	90,368	90,368	166	$2.5
2023	490,993	490,993	313,126	313,126	47	$(2.2)

1.

The dollar amounts reported in column (b) for 2025 include the amounts of total compensation reported for Landen Fredrick, our Chief Executive Officer in the “Total” column of the Summary Compensation Table.

2.

The dollar amounts reported in column (c) for 2025 represent the amount of “compensation actually paid” to Landen Fredrick, our Chief Executive Officer as computed in accordance with Item 402(v) of Regulation S-K. In accordance with the SEC rules, no adjustments were required to Mr. Fredrick’s total compensation for 2025.

3.	Landen Fredrick was appointed as President and Chief Executive Officer effective April 1, 2024.

	Reported Summary Compensation Table Total for PEO	Reported Value of Equity Awards (a)	Equity Award Adjustments (b)	Compensation Actually Paid to PEO
Year	($)	($)	($)	($)
2025	368,830	—	—	368,830
2024	641,067	—	—	641,067
2023	490,993	—	—	490,993

(a.)	In 2025, we granted 20,000 stock options to Mr. Fredrick.
(b.)

Pursuant to SEC rules, certain equity award adjustments may be required to show compensation actually paid in the event that equity awards are granted, vested or forfeited during the reported year, or there is incremental value or loss on unvested awards.  No equity award adjustments are required for the 2023, 2024 and 2025 reported years, and the total amounts reported in the Summary Compensation Table for the PEO and other NEOs for such years is equal to the compensation actually paid for purposes of this disclosure.

4.

The dollar amounts reported in column (d) are the amount of total compensation reported for our non-PEO NEOs, on an average basis, for each corresponding year in the “Total” column of the Summary Compensation Table. Our non-PEO NEO for 2025 was James Clavijo. Our non-PEO NEOs for 2024 were David A. Johnson and James Clavijo. Our non-PEO NEOs for 2023 were Landen Fredrick and David A. Johnson.

5.

The dollar amounts reported in column (e) for 2025 represent the amount of “compensation actually paid” to Mr.  Clavijo, on an average basis, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Clavijo during the applicable year. In accordance with the requirements of SEC rules, no adjustments were required to the non-PEO NEOs’ average total compensation for 2025, 2024 or 2023 in order to determine the average compensation actually paid.

	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Average Reported Value of Equity Awards (a)	Average Equity Award Adjustments (b)	Average Compensation Actually Paid to Non-PEO NEOs
Year	($)	($)	($)	($)
2025	144,850	—	—	144,850
2024	90,368	—	—	90,368
2023	313,126	—	—	313,126

(a)	Mr. Clavijo was granted 10,000 stock options during 2025.
(b)	See footnote 2(b) above. None of the required adjustments applied to the non-PEO NEOs’ total compensation in determining average compensation actually paid.

6.

Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our Company’s share price at the end and the beginning of the measurement period by our Company's share price at the beginning of the measurement period.

7.	Reflects “Net (Loss) Income” in the Company’s Consolidated Income Statements included in the Company’s Annual Reports on Form 10-K for each of the years ended December 31, 2025, 2024 and 2023.

Description of Relationship Between Compensation Actually Paid to TSR and Net Income

Compensation actually paid to the PEO decreased year over year by $272,238, or 42.47% in 2025. Compensation actually paid to the non-PEO NEO increased year over year by $54,482, or 60.29% in 2025. During this period, the company's cumulative TSR was (39.0)%. Net income decreased year over year by $6.3 million, or 252.0% in 2025.

Named Executive Officers Stock Ownership Guidelines

We do not have stock ownership guidelines for our Named Executive Officers.

Compensation and Stock Option Plan Committee Interlocks and Insider Participation

Messrs. Jobe, Rameson, Seifrick, and Toth served during 2025 and Messrs. Jobe, Rameson, Seifrick, and Toth currently serve on our Compensation and Stock Option Plan Committee. None of these individuals is or has been an officer or employee of ours. None of our executive officers is a member of any other company’s board of directors or serves as a member of any other company’s compensation committee that has or has had one or more executive officers serving as a member of the Board or our Compensation and Stock Option Plan Committee.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2025, concerning beneficial ownership of shares of our common stock by (a) each person known by us to beneficially own 5% or more of our outstanding shares of common stock, (b) each of our directors and “Named Executive Officers,” and (c) all of our current directors and executive officers as a group.

Name	Number of Outstanding Shares		Number of Shares Underlying Options (1)	Total Number of Outstanding Shares and Shares Underlying Options (1) (2)	% of Class Outstanding (1)
Beneficial Owners of 5% or More
Dayton Judd and affiliates (3)	141,139		—	141,139	7.4%
Terry Lacore	100,010		—	100,010	5.3%
Marlin Ray Robbins	96,362		—	96,362	5.1%
Directors and Named Executive Officers
J. Stanley Fredrick (4)	356,975	(5)	16,666	373,641	19.5%
Tyler Rameson (6)	301,883		13,333	315,216	16.5%
Larry A. Jobe	57,407		13,333	70,740	3.7%
Landen G. Fredrick	3,975		18,000	21,975	1.1%
Kevin A. Robbins	21,443		13,333	34,776	1.8%
John A. Seifrick	8,956		6,807	15,763	0.8%
Robert Toth	91,130		3,334	94,464	5.0%
James Clavijo(7)	—		2,999	2,999	0.2%
All 8 executive officers and directors as a group	841,769		87,805	929,574	46.7%

(1)

Shares of our common stock subject to stock options, warrants, or any other convertible security currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2026, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

(2)

The information contained in this table with respect to beneficial ownership reflects “beneficial ownership” as defined in Rule 13d-3 under the Exchange Act. All information with respect to the beneficial ownership of any shareholder has been furnished by such shareholder and, except as otherwise indicated or pursuant to community property laws, each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder.

(3)

This information regarding beneficial ownership is based on the Schedule 13G/A filed with the SEC by Mr. Dayton Judd, Sudbury Capital Fund, LP, Sudbury Holdings, LLC, Sudbury Capital GP, LP and Sudbury Capital Management, LLC on January 13, 2023. Mr. Judd has sole voting power and sole dispositive power with respect to 2,500 shares of our common stock and shared voting and dispositive power with respect to 138,639 shares of our common stock, which includes (i) 393 shares of common stock held indirectly by Mr. Judd through his spouse and (ii) 138,246 shares of our common stock held by Sudbury Capital Fund, LP. Each of Sudbury Capital Fund, LP, Sudbury Holdings, LLC, Sudbury Capital Fund, GP, LP and Sudbury Capital Management, LLC has shared voting power and sole dispositive power with respect to 138,246 shares of our common stock. The general partner of Sudbury Capital Fund, LP is Sudbury Capital GP, LP, of which Sudbury Holdings, LLC is the general partner. Mr. Judd is the sole member of Sudbury Holdings, LLC. Mr. Judd may, therefore, be deemed to be the beneficial owner of shares of common stock held by Sudbury Capital Fund LP. Because Sudbury Capital Management, LLC is the investment adviser of Sudbury Capital Fund, LP, Sudbury Capital Management, LLC may be deemed to be the beneficial owner of the shares held by Sudbury Capital Fund, LP. Because Sudbury Holdings, LLC is the indirect general partner of Sudbury Capital Fund, LP, Sudbury Holdings, LLC may be deemed to be the beneficial owner of the shares of common stock held by Sudbury Capital Fund, LP. The address for Mr. Judd and the foregoing entities is 136 Oak Trail, Coppell, TX 75019.

(4)	Mr. J.S. Fredrick beneficially owns more than 5% of our common stock. He maintains offices at 1410 Lakeside Parkway, Suite 200, Flower Mound, TX 75028.
(5)

The number of shares owned by Mr. J.S Fredrick includes 231,975 shares of our common stock directly held by Mr. J.S. Fredrick and 125,000 shares of our common stock held through JSF Resources LTD Partnership. JSF Resources LTD is a limited partnership that is owned by FSJ Secure Trust, of which Mr. J.S Fredrick is the sole beneficiary.

(6)	Mr. Rameson beneficially owns more than 5% of our common stock. Mr. Rameson maintains offices at 1805 Jelinda Drive, Santa Barbara, CA 93101.
(7)	Following a discussion and mutual agreement on March 19, 2026, the Company notified Mr. Clavijo that it will not renew his employment agreement. The agreement expires on June 30, 2026. Please refer to the Company’s Form 8-K filed with the SEC on March 24, 2026.

Item 13.         Certain Relationships and Related Transactions

Transactions involving M5M Foundation

For each of the years ended December 31, 2025, and 2024, the Company made cash donations of $0.4 million to the M5M Foundation, a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Some of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Landen Fredrick,(1) the Company’s President and Chief Executive Officer, and the son of

J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder;

•	Lorrie Jobe, daughter of Larry Jobe, a member of the Board and Chairman of the Audit Committee.

(1) Landen Fredrick is the Chairman of the Board for the M5M Foundation.

Transactions involving J. Stanley Fredrick

For the years ended December 31, 2025, and 2024, we paid employment compensation of approximately $358,000 and $330,000, respectively, in salary, bonus, auto allowance, and other compensation to Landen Fredrick, son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.. In addition, Landen Fredrick participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick was appointed as President and Chief Executive Officer effective April 1, 2024. Landen served as interim Chief Financial Officer from January 22, 2024 to July 1, 2024. Landen Fredrick served as President and Chief Operating Officer from June 2023 through March 31, 2024 and previously served as Chief Sales and Marketing Officer from November 2019 to June 2023. Prior to that, Mr. Fredrick served as Chief Global Sales Officer and President North America from January 2018 until November 2019. Prior to that, Mr. Fredrick served as Senior Vice President, Global Operations since August 2016, Senior Vice President, Supply Chain and IT since August of 2015. Prior to that, Mr. Fredrick served as Vice President, Global Operations since May of 2013 as Vice President, North American Sales and Operations since January of 2011, as Vice President, North American Sales since February of 2010 and as Senior Director of Tools and Training since his hire in May of 2006. Landen Fredrick also serves as Chairman of the Board of Directors for the M5M Foundation.

On April 23, 2024, the Company entered into an unsecured loan agreement and promissory note with J. Stanley Fredrick. The note requires quarterly interest payments beginning June 30, 2024, has an annual interest rate of 16%, and certain other terms customarily included in similar debt financing arrangements. The Company has the right to prepay all or a portion of the note at any time without premium or penalty. KNAV Advisory, Inc. was engaged to evaluate and provide a fairness opinion on the loan transaction and its related terms. The Company received the fairness opinion on April 15, 2024, finding that the terms of the note are fair from a financial point of view. The Company signed the note on April 23, 2024, in the amount of $1,000,000. As of December 31, 2025, the Company has made payments on the note in the amount of $0.2 million. The note was due in full on September 30, 2026. On March 11, 2026, the Company and J. Stanley Fredrick extended the maturity date of the note to September 30, 2027.

Transactions involving Larry A. Jobe

In 2024, the Company engaged KNAV Advisory, Inc. (“KNAV”) to provide a fairness opinion regarding the previously disclosed loan transaction involving directors J. Stanley Fredrick, Tyler J. Rameson, and Kevin Robbins. Lowell Jobe, the son of Larry Jobe, was a senior employee, non-equity partner of KNAV. Larry Jobe did not participate in the transaction and Lowell Jobe did not participate in nor did he influence the formation of KNAV’s fairness opinion. Additionally, in 2024, the Company engaged KNAV to conduct an audit of the Company’s profit sharing plan, and to provide tax compliance and internal control compliance (SOX 404) services to the Company. Larry Jobe recused himself on all discussions and resolutions regarding the engagement of KNAV. As an employee of KNAV, Lowell Jobe did not actively participate in any of the services provided by KNAV to the Company. Lowell Jobe’s employment with KNAV ended on December 31, 2024. Effective January 1, 2025, Lowell Jobe began providing services to KNAV as an independent contractor. The value of the services performed during 2024 by KNAV was approximately $0.2 million.

Transactions involving Tyler J. Rameson

On April 23, 2024, the Company entered into an unsecured loan agreement and promissory note with Tyler J. Rameson, through his firm, Jade Capital, LLC, where he is the managing partner. The note requires quarterly interest payments beginning June 30, 2024, has an annual interest rate of 16%, and certain other terms customarily included in similar debt financing arrangements. The Company has the right to prepay all or a portion of the note at any time without premium or penalty. KNAV was engaged to evaluate and provide a fairness opinion on the loan transaction and its related terms. The Company received the fairness opinion on April 15, 2024, finding that the terms of the note are fair from a financial point of view. The Company signed the note on April 23, 2024, in the amount of $2,500,000. As of December 31, 2025, the Company has made payments on the note in the amount of $0.6 million. The note was due in full on September 30, 2026. On March 11, 2026, the Company and Mr. Rameson extended the maturity date of the note to September 30, 2027.

Transactions involving Kevin Robbins

Mr. Kevin Robbins was elected to the Board on December 7, 2016. Mr. K. Robbins is an Associate and the son of Mr. Marlin Ray Robbins, a shareholder and holder of multiple positions in the Company's associate global downline network marketing system. The Company pays commissions and incentives to its associates and during 2025 and 2024, the Company paid aggregate commissions and incentives to Mr. K. Robbins of approximately $0.1 million and $0.2 million, respectively. Dawn Robbins, the wife of Mr. K. Robbins, is not an Associate with the Company; however, she does have a preferred customer account. Preferred customers do not participate in the commission plan and do not earn commissions or incentives under the Company’s global Associate career and compensation plan. Mr. K. Robbins’ sister-in-law, Demra Robbins, did not earn any commissions in 2025, and earned less than $0.1 million in 2024 and is also an Associate eligible to earn commissions under the plan. Mr. K. Robbins' father, Mr. Marlin Ray Robbins, was paid, during the years 2025 and 2024, the aggregate amount of commission and incentives of $1.5 million and $1.7 million, respectively.

On April 23, 2024, the Company entered into an unsecured loan agreement and promissory note with Kevin Robbins. The note requires quarterly interest payments beginning June 30, 2024, has an annual interest rate of 16%, and certain other terms customarily included in similar debt financing arrangements. The Company has the right to prepay all or a portion of the note at any time without premium or penalty. KNAV was engaged to evaluate and provide a fairness opinion on the loan transaction and its related terms. The Company received the fairness opinion on April 15, 2024, finding that the terms of the note are fair from a financial point of view. The Company signed the note on April 23, 2024, in the amount of $100,000. As of December 31, 2025, the Company has made payments on the note in the amount of $24,000. The note was due in full on September 30, 2026. On March 11, 2026, the Company and Mr. Robbins extended the maturity date of the loan to September 30, 2027.

Review and Approval of Related Party Transactions

Our Audit Committee reviews all relationships and transactions, including relationships and transactions with our directors, director nominees, executive officers and their immediate family members, as well as holders known by us to own more than 5% of any class of our voting securities and their family members, who have a direct or indirect material interest. Although the Board does not have a formal policy with respect to related party transactions, in approving or rejecting such proposed transactions, our Audit Committee considers the nature of the related party transaction, the amount and material terms of the transaction, whether the transaction is on terms no less favorable to Mannatech than terms generally available in a similar transaction with an unaffiliated third party, whether the transaction would impair the judgment of a director or executive officer to act in the best interest of Mannatech, and other facts and circumstances available and deemed relevant to our Audit Committee.

REPORT OF THE AUDIT COMMITTEE

Our purpose is to assist the Board in overseeing its financial reporting, internal controls, and audit functions. Larry A. Jobe has been the Audit Committee’s Chairman since February 2007 and is designated by the Board as the financial expert of our Audit Committee. Other members currently include Messrs. Tyler J. Rameson, John A. Seifrick, and Robert Toth. The Board has determined that each of the Audit Committee’s members meet the independence and financial literacy requirements for purposes of serving on such committee under applicable rules of Nasdaq and the SEC. We operate under a written charter adopted by the Board. We review and address the adequacy of our charter on an annual basis. See our Fifth Amended and Restated Charter of the Audit Committee, which is posted on the Company’s corporate website at ir.mannatech.com.

We are responsible for reviewing the Company’s consolidated financial statements, its systems of internal controls, and internal control over financial reporting. The Company’s independent registered public accounting firm is responsible for auditing our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our activities are in no way designed to supersede or alter our responsibilities or the responsibilities of the Company’s independent registered public accounting firm. We assist the Board in fulfilling its responsibilities for oversight of the quality and integrity of the Company’s accounting, auditing, and reporting practices, and such other duties as directed by the Board. Our role does not provide any special assurances with regard to the Company’s consolidated financial statements, nor does it involve a professional evaluation of the quality of audits performed by the Company’s independent registered public accounting firm. We strengthened our ability to assist the Board of Directors, and formed a subcommittee called the Disclosure Committee. The Disclosure Committee is comprised of high-level employees and officers who report to us and the Company’s Chief Executive Officer and Chief Financial Officer. The Disclosure Committee is responsible for reviewing all of the Company’s filings with the SEC. We have furnished the Board with the following report:

We have reviewed and discussed with the Company’s management their audited consolidated financial statements as of and for the year ended December 31, 2025 and the certification process required by the Sarbanes-Oxley Act of 2002. The Company has represented to us that its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. We have also discussed the following with BDO USA, P.C., the Company’s independent registered public accounting firm: (i) the auditor’s responsibilities, (ii) any significant issues arising during the audit, and (iii) the matters required to be discussed by the applicable requirements of the PCAOB. We received the written disclosures from BDO USA, P.C. required by Rule 3526 of the PCAOB. We have discussed with the Company’s independent registered public accounting firm the accounting firm’s independence from Company management. In addition, we have discussed the adequacy of the Company’s internal control over financial reporting with the Company’s independent registered public accounting firm and Company management.

Based on the review and discussions referred to above, we recommended to the Board and the Board subsequently approved that the Company’s year-end audited consolidated financial statements be included in the Company’s 2025 Annual Report on its Form 10-K for the year ended December 31, 2025, for filing with the SEC.

The Audit Committee
Larry A. Jobe, Chairman
Tyler J. Rameson
John A. Seifrick
Robert Toth

Item 14.         Principal Accountant Fees and Services

Fees Paid to Our Independent Registered Public Accounting Firm

For the years ended December 31, 2025 and 2024, we were billed the following fees by our current independent registered public accounting firm, BDO USA, P.C. as follows:

Type of Service	2025	2024
	(in thousands)
Audit Fees, including the audit of our consolidated financial statements and annual report on Form 10-K, review of our quarterly financial statements and quarterly reports filed on Form 10-Q, and international statutory audits	$680	$674
Audit-Related Fees, including fees related to the annual audit of employee 401(k) benefit plan	—	—
Tax Fees, including fees for tax services, tax advice, transfer pricing, state, and international tax consultation	74	46
All Other Fees, related to all other services including expatriation issues and miscellaneous consulting and advisory services	—	—
Total Fees	$754	$720

The “de minimis exception” described above was not used for any fees paid to BDO USA, P.C. in 2025 and 2024. All fees were pre-approved by our Audit Committee. The members of our Audit Committee believe the payment of all fees set forth above did not prohibit BDO USA, P.C. from maintaining its independence.

PART IV

Item 15.         Exhibits and Financial Statement Schedule

(a) Documents filed as a part of the report:

1. Consolidated Financial Statements

The following financial statements and Report of Independent Registered Public Accounting Firm are filed as a part of this report on the pages indicated:

2. Financial Statement Schedule

Financial statement schedules are omitted because they are not applicable or required, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1).

3. Exhibit List

See Index to Exhibits following Item 16 of this Annual Report on Form 10-K.

Item 16.         Form 10-K Summary

Not Applicable.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
3.1	Amended and Restated Articles of Incorporation of Mannatech, dated May 19, 1998.	S-1	333-63133	3.1	October 28, 1998
3.2	Amendment to the Amended and Restated Articles of Incorporation of Mannatech, dated January 13, 2012.	8-K	000-24657	3.1	January 17, 2012
3.3	Fifth Amended and Restated Bylaws of Mannatech, effective August 25, 2014.	8-K	000-24657	3.1	August 27, 2014
4.1	Specimen Certificate representing Mannatech’s common stock, par value $0.0001 per share.	S-1	333-63133	4.1	October 28, 1998
4.2	Description of Securities	10-K	000-24657	4.2	March 26, 2020
10.1†	Mannatech, Incorporated 2017 Stock Incentive Plan	S-8	333-233418	4.1	August 22, 2019
10.2†	First Amendment to Mannatech, Incorporated 2017 Stock Incentive Plan	10-Q	000-24657	10.1	August 7, 2019
10.3†	Form of Performance Stock Unit Award Agreement	10-Q	000-24657	10.2	August 8, 2017
10.4†	Form of Stock Option Award Agreement	10-Q	000-24657	10.3	August 8, 2017
10.5†	Form of Restricted Stock Unit Award Agreement	10-Q	000-24657	10.4	August 8, 2017
10.6†	Form of Stock Appreciation Rights Award Agreement	10-Q	000-24657	10.5	August 8, 2017
10.7†	Form of Restricted Stock Award Agreement	10-Q	000-24657	10.6	August 8, 2017
10.8†	Form of Performance Stock Award Agreement	10-Q	000-24657	10.7	August 8, 2017
10.9†	Amended and Restated 1998 Incentive Stock Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.10†	Amended and Restated 2000 Option Plan, dated August 7, 2004.	10-K	000-24657	10.1	March 15, 2004
10.11	Form of Indemnification Agreement between Mannatech and each member of the Board of Directors of Mannatech Korea, Ltd., dated March 3, 2004.	10-Q	000-24657	10.2	August 9, 2004
10.12	Form of Indemnification Agreement between Mannatech and each of the following directors: J. Stanley Fredrick, Patricia Wier, Alan D. Kennedy, Gerald E. Gilbert, Marlin Ray Robbins, Larry A. Jobe, and Robert A. Toth.	10-Q	000-24657	10.4	November 4, 2010
10.13	Commercial Lease Agreement between Mannatech and SCG Lakeside Commerce Center, L.P., dated October 18, 2017.	10-K	000-24657	10.12	March 26, 2018
10.14	Employment Agreement between Alfredo Bala and Mannatech, effective October 1, 2007, dated September 18, 2007.	8-K	000-24657	10.1	September 24, 2007
10.15	Executive Service Agreement between Mannatech Korea, Ltd. and Yong Jae (Patrick) Park, dated October 1, 2009.	10-Q	000-24657	10.1	May 12, 2015
10.16	Supply Agreement between Natural Aloe de Costa Rica, S.A. and Mannatech, dated as of November 22, 2016 (portions of this exhibit were omitted pursuant to a confidential treatment request submitted pursuant to Rule 24b-2 of the Exchange Act)	10-K	00-24657	10.61	March 14, 2017
14.1	Code of Ethics for Officers	10-K	00-24657	14.1	March 25, 2025
19.1	Insider Trading Disclosures	10-K	00-24657	19.1	March 25, 2025
21*	List of Subsidiaries.	*	*	*	*
23.1*	Consent of BDO USA, P.C.	*	*	*	*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit (s)	Filing Date
24*	Power of Attorney, which is included on the signature page of this annual report on Form 10-K.	*	*	*	*
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Mannatech.	*	*	*	*
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Interim Chief Financial Officer of Mannatech.	*	*	*	*
97.1*	Mandatory Recoupment Policy	*	*	*	*
101.INS*	XBRL Instance Document	*	*	*	*
101.SCH*	XBRL Taxonomy Extension Schema Document	*	*	*	*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	*	*	*	*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	*	*	*	*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	*	*	*	*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	*	*	*	*

* Filed herewith.

† Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNATECH, INCORPORATED

Dated: April 15, 2026	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: April 15, 2026	By:	/s/ Yasir Haider
Yasir Haider
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ Landen Fredrick	Chief Executive Officer (principal executive officer)	April 15, 2026
Landen Fredrick

/s/ Yasir Haider	Interim Chief Financial Officer (principal financial officer)	April 15, 2026
Yasir Haider

/s/ J. Stanley Fredrick	Chairman of the Board	April 15, 2026
J. Stanley Fredrick

/s/ Robert A. Toth	Vice Chairman of the Board	April 15, 2026
Robert A. Toth

/s/ Kevin Andrew Robbins	Director	April 15, 2026
Kevin Andrew Robbins

/s/ Larry A. Jobe	Director	April 15, 2026
Larry A. Jobe

/s/ Tyler Rameson	Director	April 15, 2026
Tyler Rameson

/s/ John A. Seifrick	Director	April 15, 2026
John A. Seifrick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mannatech, Incorporated

Flower Mound, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mannatech, Incorporated (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced continued declines in net sales, resulting in negative cash flows from operations and liquidity constraints during the year ended December 31, 2025, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the Company’s Determination of Transfer Pricing Policies

As described in Note 1 to the consolidated financial statements, the Company is subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income and expenses between the U.S. and foreign entities and that the Company is taxed accordingly. As disclosed in Note 8 to the consolidated financial statements, the Company’s loss before income taxes of $2.9 million for the year ended December 31, 2025 is comprised of a loss before income taxes of $5.3 million in the United States and income before income taxes of $2.4 million outside of the United States. This is in part a function of the Company’s transfer pricing policies, which govern the allocation of taxable income and expenses among the Company’s various tax jurisdictions.

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

The primary procedures we performed to address this critical audit matter included:

•

Utilizing personnel with specialized knowledge and skill in transfer pricing regulations to assist in evaluating (i) the Company’s transfer pricing policies, which is based on comparisons to comparable companies and rules set by the various taxing authorities that govern the jurisdictions in which the Company operates, and (ii) jurisdictional profit or loss margins to ensure that the Company’s intercompany transactions and other income and expense allocation methodologies are appropriate and comply with the Company’s transfer pricing policies.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2007.

Dallas, Texas

April 15, 2026

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$6,185	$11,396
Restricted cash	550	550
Accounts receivable, net of allowance for credit losses of $756 and $935 as of December 31, 2025 and 2024, respectively	1	19
Income tax receivable	736	737
Inventories, net	10,123	10,405
Prepaid expenses and other current assets	1,701	1,755
Deferred commissions	1,280	1,259
Total current assets	20,576	26,121
Property and equipment, net	3,140	2,858
Operating lease right-of-use assets	3,292	2,094
Other assets	2,751	2,644
Deferred tax assets, net	—	1,770
Long-term restricted cash	234	569
Total assets	$29,993	$36,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$7,118	$8,642
Accrued expenses	3,128	3,832
Deferred revenue	3,086	3,027
Accounts payable	2,410	2,070
Current portion of operating lease liabilities	1,671	1,178
Taxes payable	1,029	1,788
Current notes payable	—	84
Current portion of finance lease liabilities	293	275
Total current liabilities	18,735	20,896
Long-term notes payable, excluding current portion	2,750	2,900
Operating lease liabilities, excluding current portion	2,253	1,576
Other long-term liabilities	1,340	1,390
Finance lease liabilities, excluding current portion	388	680
Deferred tax liabilities, net	9,750	—
Total liabilities	35,216	27,442
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,900,930 shares outstanding as of December 31, 2025 and 2,742,857 shares issued and 1,884,814 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	33,032	33,027
Retained earnings (accumulated deficit)	(14,024)	1,189
Accumulated other comprehensive loss	(4,669)	(5,666)
Treasury stock, at average cost, 841,927 shares as of December 31, 2025 and 858,043 shares as of December 31, 2024	(19,562)	(19,936)
Total shareholders’ equity	(5,223)	8,614
Total liabilities and shareholders’ equity	$29,993	$36,056

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	For the years ended December 31,
	2025	2024
Net sales	$108,038	$117,866
Cost of sales	27,079	26,406
Gross profit	80,959	91,460
Operating expenses:
Commissions and incentives	41,727	48,309
Selling and administrative expenses	39,658	41,722
Total operating expenses	81,385	90,031
(Loss) income from operations	(426)	1,429
Interest expense, net	(406)	(279)
Other (expense) income, net	(2,057)	2,590
(Loss) income before income taxes	(2,889)	3,740
Income tax expense	(12,324)	(1,250)
Net (loss) income	$(15,213)	$2,490
(Loss) income per common share:
Basic	$(8.00)	$1.32
Diluted	$(8.00)	$1.32
Weighted-average common shares outstanding:
Basic	1,901	1,885
Diluted	1,901	1,885

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31,

(in thousands)

	2025	2024
Net (loss) income	$(15,213)	$2,490
Other comprehensive loss, net of tax:
Foreign currency translations gain (loss)	992	(4,653)
Pension obligations, net of tax provision of $3 and $1 in 2025 and 2024, respectively	5	2
Other comprehensive income (loss)	$997	$(4,651)
Comprehensive loss	$(14,216)	$(2,161)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
				Retained	Accumulated
			Additional	earnings	other		Total
	Number of		paid in	(accumulated	comprehensive	Treasury	shareholders’
	Shares	Amount	capital	deficit)	loss	stock	equity
Balance at December 31, 2023	1,860,154	$—	$33,309	$(1,301)	$(1,015)	$(20,509)	$10,484
Net income	—	—	—	2,490	—	—	2,490
Charge related to stock-based compensation	—	—	91	—	—	—	91
Issuance of unrestricted shares	24,660	—	(373)	—	—	573	200
Foreign currency translation	—	—	—	—	(4,653)	—	(4,653)
Pension obligations, net of $1 tax	—	—	—	—	2	—	2
Balance at December 31, 2024	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(15,213)	—	—	(15,213)
Charge related to stock-based compensation	—	—	139	—	—	—	139
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translation	—	—	—	—	992	—	992
Pension obligations, net of $3 tax	—	—	—	—	5	—	5
Balance at December 31, 2025	1,900,930	$—	$33,032	$(14,024)	$(4,669)	$(19,562)	$(5,223)

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,213)	$2,490
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,092	1,534
Non-cash operating lease expense	1,572	1,541
Provision for inventory losses	120	777
Reversal of allowance for credit losses	(128)	(312)
Loss on disposal of assets	—	2
Gain on disposal of subsidiary	—	(228)
Unrealized loss (gain) from foreign exchange	1,563	(3,257)
Stock-based compensation expense	379	291
Deferred income taxes	11,520	(159)
Changes in operating assets and liabilities:
Accounts receivable	173	344
Income tax receivable	4	(277)
Inventories	313	2,474
Prepaid expenses and other current assets	835	2,094
Deferred commissions	(19)	859
Other assets	(226)	625
Accounts payable	315	(1,857)
Accrued expenses and other long-term liabilities	(2,912)	(4,289)
Taxes payable	(781)	451
Commissions and incentives payable	(1,628)	887
Deferred revenue	58	(1,729)
Net cash (used in) provided by operating activities	(2,963)	2,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,353)	(297)
Proceeds from sale of assets	—	12
Net cash used in investing activities	(1,353)	(285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,600
Repayment of note payable	(234)	—
Repayment of finance lease obligations and other financing obligations	(327)	(1,639)
Net cash (used in) provided by financing activities	(561)	1,961
Effect of currency exchange rate changes on cash and cash equivalents and restricted cash	(669)	(809)
(Decrease) increase in cash and cash equivalents and restricted cash	(5,546)	3,128
Cash and cash equivalents and restricted cash at the beginning of the year	12,515	9,387
Cash and cash equivalents and restricted cash at the end of the year	$6,969	$12,515

See accompanying notes to consolidated financial statements.

	For the years ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid, net	$429	$829
Interest paid on notes payable, finance leases and other financing obligations	$512	$475

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through other financing arrangements	$—	$446
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$2,554	$347

See accompanying notes to consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993, and is listed on The Nasdaq Capital Market under the symbol “MTEX”. The Company develops, markets, and sells high-quality, proprietary nutritional supplements, topical and skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Taiwan, Hong Kong, Thailand and China). During 2025, the Company liquidated its entity in Denmark, Mannatech Denmark ApS.

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

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements and footnotes include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The United States dollar is the functional currency for the majority of the Company’s foreign subsidiaries. As a result, non-monetary assets and liabilities are translated at their approximate historical rates, monetary assets and liabilities are translated at exchange rates in effect at the end of the year, and revenues and expenses are translated at weighted-average exchange rates for the year. The local currency is the functional currency of our subsidiaries in Japan, Republic of Korea, Taiwan, Norway, Denmark, Sweden, Mexico and China. These subsidiaries’ assets and liabilities are translated into United States dollars at exchange rates existing at the balance sheet dates, revenues and expenses are translated at weighted-average exchange rates, and shareholders’ equity and intercompany balances are translated at historical exchange rates. The foreign currency translation adjustment is recorded as a component of shareholders’ equity and is included in accumulated other comprehensive loss.

Foreign currency transaction losses totaled approximately $2.1 million for the year ended December 31, 2025 and foreign currency transaction gains totaled approximately $2.6 million for the year ended December 31, 2024, and are included in other income (expense), net in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents was $6.2 million and $11.4 million at December 31, 2025 and 2024, respectively. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. As of December 31, 2025 and 2024, credit card receivables were $2.2  million and $1.6 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $4.3 million and $6.9 million, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company also holds cash in high quality financial institutions and does not believe it has an excessive exposure to credit concentration risk.

A significant portion of our cash and cash equivalent balances were concentrated within the Republic of Korea, with cash and cash equivalents totaling $1.4 million and $3.3 million at December 31, 2025 and 2024, respectively. In addition, for the year ended December 31, 2025 and 2024, a concentrated portion of our operating cash flows were earned from operations within the Republic of Korea. An adverse change in economic conditions within the Republic of Korea could negatively affect the Company’s results of operations.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserve on credit card sales in the United States and Canada; and (iii) Australia building lease collateral. At December 31, 2025 and 2024, our total restricted cash was $0.8 million and $1.1 million, respectively. The Company classifies the restricted cash held in Korea and Australia as long-term since it relates to assets and services contracted for longer than one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amount presented in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$6,185	$11,396
Current restricted cash	550	550
Long-term restricted cash	234	569
Cash, cash equivalents and restricted cash	$6,969	$12,515

Accounts Receivable, net

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of December 31, 2025 and 2024, accounts receivables consisted primarily of amounts due from preferred customers and associates. At each of  December 31, 2025 and 2024, the Company's accounts receivable balances (net of allowance for credit losses) were less than $0.1 million.

In accordance with ASC 326, Financial Instruments- Credit Losses ("ASC 326"), the Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. Expected loss estimates are determined utilizing an aging schedule. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

At December 31, 2025 and 2024, the Company held an allowance for credit losses of $0.8 million and $0.9 million, respectively.

	December 31, 2025	December 31, 2024
Allowance for credit losses at beginning of period	$935	$1,278
Recoveries in current period	(128)	(312)
Accounts charged off against the allowance	(51)	(31)
Allowance for credit losses at end of period	$756	$935

Inventories

Inventories consist of raw materials, finished goods, and promotional materials that are stated at the lower of cost (using standard costs that approximate average costs) or net realizable value. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was $1.7 million and $1.8 million at  December 31, 2025 and 2024, respectively. Included in the December 31, 2025 and 2024 balances were $0.9 million and $1.1 million in prepaid expenses, $0.2 million in prepaid deposits for each year, and $0.6 million and $0.5 million in prepaid inventory purchases, respectively.

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

Estimated useful life
(in years)
Office furniture and equipment	5 to 7
Computer hardware and software	3 to 5
Automobiles	3 to 5
Leasehold improvements	2 to 10

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

Other Assets

At December 31, 2025 and 2024, other assets were $2.8 million and $2.6 million, respectively. The December 31, 2025 and 2024 balances include deposits for building leases in various locations of  $1.3 million and $1.1 million, respectively. Also included in each of the December 31, 2025 and 2024 balances were $1.3 million, representing an investment in Korea Mutual Aid Cooperative and Consumer (“KMACC”), an organization established by the Republic of Korea’s Fair Trade Commission’s approval to compensate and protect consumers who participate in network marketing activities from damages. Other assets at each of   December 31, 2025 and 2024 also include $0.2 million of indefinite lived intangible assets relating to the Manapol® powder trademark.

Other Long-Term Liabilities

Other long-term liabilities was $1.3 million and $1.4 million at  December 31, 2025 and 2024, respectively. Certain operating leases for the Company’s regional office facilities contain a restoration clause that requires the Company to restore the premises to its original condition. At each of   December 31, 2025 and 2024, accrued restoration costs related to these leases amounted to $0.3 million. At each of  December 31, 2025 and 2024, government mandated severance accruals in certain international offices amounted to $0.9 million. The Company also recorded a long-term liability for an estimated defined benefit obligation related to a non-U.S. defined benefit plan for its Japan operations of $0.1 million and $0.2 million at  December 31, 2025 and 2024, respectively (see Note 10, Employee Benefit Plans).

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, a combination, in certain geographic markets. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's remaining performance obligations related to associate fees were $0.1 million at both December 31, 2025 and 2024. These amounts are included in Deferred Revenue on the accompanying Consolidated Balance Sheets.

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

Our sales mix for the years ended December 31, was as follows (in millions, except percentages):

	2025	Percentage	2024	Percentage
Product sales	$106.0	98.1%	$115.9	98.3%
Associate fees	0.4	0.4%	0.5	0.4%
Other	1.6	1.5%	1.5	1.3%
Total consolidated net sales	$108.0	100.0%	$117.9	100.0%

Deferred Commissions

The Company defers commissions on the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized. Deferred commissions were $1.3 million at each of  December 31, 2025 and 2024.

Deferred Revenue

The Company defers certain components of its revenue. Deferred revenue consisted of: (i) revenue from the loyalty program; (ii) prepaid registration fees from customers planning to attend a future corporate-sponsored event; and (iii) prepaid annual associate fees. At December 31, 2025 and 2024, the Company’s deferred revenue was $3.1 million and $3.0 million, respectively. The deferred revenue amount of $3.1 million as of December 31, 2025 will be recognized as revenue for the year ending December 31, 2026. The deferred revenue amount of $3.0 million as of December 31, 2024 was recognized as revenue for the year ended December 31, 2025. The deferred revenue amount of $4.8 million as of  December 31, 2023 was recognized as revenue for the year ended December 31, 2024.

The Company's customer loyalty program conveys a material right to the customer as it provides the promise to redeem loyalty points for the purchase of products, which is based on earning points through placing consecutive qualified orders. The Company factors in breakage rates, which is the percentage of the loyalty points that are expected to be forfeited or expire, for purposes of revenue recognition. Breakage rates are estimated based on historical data and can be reasonably and objectively determined. The deferred revenue associated with the loyalty program at December 31, 2025 and 2024 was $3.0 million and $2.9 million, respectively, as follows:

Loyalty program (in thousands)	2025	2024
Loyalty deferred revenue as of January 1,	$2,921	$3,242
Loyalty points forfeited or expired	(2,698)	(2,921)
Loyalty points used	(7,287)	(9,193)
Loyalty points vested	9,830	11,211
Loyalty points unvested	239	582
Loyalty deferred revenue as of December 31,	$3,005	$2,921

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

Historically, sales returns have not materially changed through the years, as the majority of our customers who return their merchandise do so within the first 90 days after the original sale. Sales returns have historically averaged 0.5% or less of our gross sales. At December 31, 2025 and 2024, our sales return reserve, which is a component of Accrued expenses, consisted of the following (in thousands):

	2025	2024
Sales returns reserve as of January 1,	$56	$41
Provision in current period	734	788
Returns charged off against the reserve	(752)	(773)
Sales returns reserve as of December 31,	$38	$56

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

Advertising Expense

The Company expenses advertising and promotions in selling and administrative expenses when incurred. Advertising and promotional expenses were $2.8 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively. Educational and promotional items are sold to associates to assist in their sales efforts and are included in inventories and charged to cost of sales when sold. Advertising and promotional expenses are included in selling and administrative expenses in the consolidated statements of operations.

Research and Development Expenses

The Company expenses research and development expenses as incurred. Research and development expenses related to new product development, enhancement of existing products, clinical studies and trials, Food and Drug Administration compliance studies, general supplies, internal salaries, third-party contractors, and consulting fees were approximately $0.8 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Salaries, contract labor and all other research and development costs are included in selling and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017. The Company recognizes stock-based compensation expense over the vesting period of the options granted. See Note 12, Stock Based Compensation.

Software Development Costs

The Company capitalizes qualifying internal payroll and external contracting and consulting costs related to the development of internal use software that are incurred during the application development stage, which includes design of the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use software are expensed as incurred. During each of the years ended December 31, 2025 and 2024, the Company capitalized $0.3 million of qualifying internal payroll costs, respectively. The Company amortizes such costs over the estimated useful life of the software, which is three to five years once the software is placed in service.

Income Taxes

The Company determines the provision for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company evaluates the probability of realizing the future benefits of its deferred tax assets and provides a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more likely than not criterion for recognition. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likelihood of being recognized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes both interest and penalties related to uncertain tax positions as part of the income tax provision. Net income/loss, before income tax and expense, for U.S. and foreign entities is a function of the Company's transfer pricing policies, which govern the allocation of income and expenses among the Company's various tax jurisdictions. The Company is also subject to transfer pricing tax regulations designed to ensure the appropriate allocation of income and expenses between our U.S. and foreign entities and that the Company is taxed accordingly. The Company is subject to audit by federal, state and foreign tax authorities and inquiries from those tax authorities regarding the amount of taxes due.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive loss consists of the Company’s net income (loss), foreign currency translation adjustments from its Japan, Republic of Korea, Taiwan, Denmark, Norway, Sweden, Mexico and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Taiwan, Mexico and Cyprus operations, and changes in the pension obligation for its Japanese employees. In the event that a subsidiary is disposed of, the Company recognizes cumulative translation adjustments of foreign exchange directly through other income (expense) in the consolidated statements of operations. During 2025, the Company closed certain foreign subsidiaries. The related cumulative translation adjustment balances were immaterial, and therefore no amounts were reclassified from accumulated other comprehensive loss into earnings.

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

The Company maintains supply agreements with its suppliers and manufacturers. Some of the supply agreements contain exclusivity clauses and/or minimum annual purchase requirements. Failure to satisfy minimum purchase requirements could result in the loss of exclusivity. During the year ended December 31, 2025, the Company purchased finished goods from three suppliers that accounted for 47.1% of the year's cost of sales. During the year ended December 31, 2024, the Company purchased finished goods from three suppliers that accounted for 54.6% of the year's cost of sales. The Company maintains other supply and manufacturing agreements to minimize exposure to supplier risk.

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, including cash and cash equivalents, restricted cash, time deposits, and money market investments, approximate their carrying values due to their relatively short maturities. See Note 3 to our Consolidated Financial Statements, Fair Value, for more information.

Recently Adopted Accounting Pronouncements

Income Tax Reporting (ASU 2023-09) — Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). In December 2023, the FASB issued accounting guidance to expand the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid, including disaggregated information about federal, state, and foreign income taxes. The Company adopted ASU 2023-09, on a prospective basis, effective for our fiscal year beginning January 1, 2025. The adoption did not have an impact on the Company's consolidated financial statements but resulted in enhanced income tax disclosures within the notes to the consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Effective

Income Statement Expenses (ASU 2024-03) — Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued accounting guidance which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls

Credit Losses (ASU 2025-05) — Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued accounting guidance which introduces a practical expedient for the application of the current expected credit loss ("CECL") model to current accounts receivable and contract assets. This guidance is effective for annual and interim periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company does not expect the adoption to have a material impact given the short-term nature of its accounts receivable.

Intangibles—Goodwill and Other—Internal-Use Software (ASU 2025-06) (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software. The amendments are intended to modernize and simplify the guidance by aligning it more closely with the economic substance of software development activities. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted in any interim or annual reporting period for which financial statements have not yet been issued or made available for issuance. If early adoption is elected in an interim period, the entity must adopt the amendments as of the beginning of the annual reporting period that includes that interim period. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on its consolidated financial statements and related disclosures.

Interim Reporting — (ASU 2025-11) (Topic 270) - Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11 to clarify when ASC 270 applies by specifying that it is required for entities that provide a full set of interim financial statements and notes in accordance with U.S GAAP. The ASU also introduces a comprehensive list of required interim disclosures and adds a disclosure principle requiring companies to report events occurring after the prior annual reporting period that have a material impact on interim results. The amendments are effective for public business entities for interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted, and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its consolidated financial statements and related disclosures.

Codification Improvements — (ASU 2025-12). In December 2025, the FASB issued ASU 2025-12 as part of its ongoing project to make technical corrections, clarifications, and other incremental improvements across numerous areas of the FASB Accounting Standards Codification. These amendments are to enhance clarity and consistency in applying U.S GAAP. ASU-2025-12 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. Certain EPS related amendments must be applied retrospectively, while others may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on its consolidated financial statements and related disclosures.

NOTE 2: LIQUIDITY AND GOING CONCERN

Basis of evaluation. In accordance with ASC 205‑40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Conditions and events. As of December 31, 2025, the Company had cash and cash equivalents of $6.2 million and working capital of $1.8 million, compared to cash and cash equivalents of $11.4 million and working capital of $5.2 million as of December 31, 2024. The Company experienced a decline in net sales, incurred operating losses and negative cash flows from operating activities during the year ended  December 31, 2025.which caused liquidity constraints. Management also considered (i) capital expenditure requirements that have historically reduced available liquidity and (ii) an organizational structure that is no longer aligned with the Company’s current operating scale, resulting in inefficiencies and elevated fixed costs. These conditions and events have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management’s plans. To address the conditions noted above, management has implemented or commenced the following plans:

●	Capital discipline: suspension of non‑essential capital expenditures; no discretionary capital projects are planned for fiscal year 2026.
●

Cost reduction plan: execution of a comprehensive cost program to better align fixed and variable costs with current operations, including reductions in certain functional areas and fixed selling, general and administrative expenses.

●	Margin initiatives: targeted pricing actions and continued supply chain optimization intended to improve gross margin.
●	Compensation and cost controls: adjustments to compensation structures and other controls designed to reduce operating expenses and improve cash flow.
●	Revenue stabilization and growth: initiatives aimed at stabilizing and increasing revenue to support improved operating performance and liquidity.
●	Systems remediation: actions to remediate 2025 order‑processing issues in North America that negatively affected revenue and operating cash flows.

Additional Cost-Cutting measures effective March 31, 2026

Subsequent to December 31, 2025, and prior to the issuance of these financial statements, the Company implemented the following additional measures effective March 31, 2026:

●

Director compensation — conversion to equity: On March 10, 2026, the Board of Directors approved changes to director compensation effective April 1, 2026, enabling directors to elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. The Company received final elections from all Board members by March 13, 2026. The conversion of Board fees from cash to equity is expected to generate an annual cash preservation benefit of approximately $0.8 million, with approximately $0.6 million expected to be realized during the remainder of fiscal 2026.

●

Headcount and personnel cost reductions: The Company implemented meaningful headcount-related reductions across headquarters personnel, while preserving key capabilities in finance, legal, operations, and revenue support. These reductions are expected to generate significant cost savings over the next 12 months, with a proportionate benefit anticipated over the remainder of fiscal 2026.

●	Facilities and overhead actions: Management is evaluating lease renegotiation and sublease alternatives to reduce facilities expenses.

Management’s plans are subject to inherent risk and uncertainty. There can be no assurance that the Company will be successful in its efforts, and there can be no assurance that management will be able to execute their plan nor that the Company will achieve sufficient revenue, profitable operations, or liquidity to continue as a going concern.

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the tables below), restricted cash, and long-term restricted cash approximate their fair value due to the short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.

The table below presents the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of December 31, 2025 and 2024:

2025	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$1,206	$—	$—	$1,206

2024	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$4,005	$—	$—	$4,005

The following table below present the carrying amount and estimated fair value of financial instruments as of December 31, 2025 and 2024, (in thousands) that are not measured at fair value:

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,662	$2,900	$2,813

The fair value was estimated using a net present value measurement, which is based on unobservable inputs, and as such, is classified as Level 3.

NOTE 4: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving and inventory obsolescence was $0.1 million and $0.6 million at December 31, 2025 and 2024, respectively.

Inventories as of December 31, 2025 and 2024, consisted of the following (in thousands):

	2025	2024
Raw materials	$2,114	$4,438
Finished goods and promotional materials	8,009	5,967
Total inventory, net	$10,123	$10,405

NOTE 5: PROPERTY AND EQUIPMENT

As of December 31, 2025 and 2024, construction in progress was $0.9 million and $0.2 million, respectively, which is primarily comprised of back-office software projects with service dates that are currently indeterminable. As of December 31, 2025 and 2024, property and equipment consisted of the following (in thousands):

	2025	2024
Office furniture and equipment	$2,053	$2,014
Computer hardware	1,975	3,020
Computer software	46,448	46,253
Automobiles	81	81
Leasehold improvements	3,700	3,297
Right of use Assets- finance leases	684	952
	54,941	55,617
Less accumulated depreciation and amortization	(52,714)	(52,910)
Property and equipment, net	2,227	2,707
Construction in progress	913	151
Total	$3,140	$2,858

For the years ended December 31, 2025 and 2024, depreciation and amortization expense was $1.1 million and $1.5 million, respectively.

NOTE 6: LEASES

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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of December 31, 2025 and 2024, all of the Company’s finance leases pertain to certain equipment used in the business.

On March 10, 2023, the Company entered into a five-year agreement to sublease a portion of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. The Company earned $0.1 million sublease revenue for each of the years ended December 31, 2025 and 2024, which is presented as a component of net sales on the Company's Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee.

As of December 31, 2025 and 2024, our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	December 31, 2025	December 31, 2024
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$3,292	$2,094
Finance leases	Property and equipment, net	684	961
Total right-of-use assets		$3,976	$3,055

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,671	$1,178
Finance leases	Current portion of finance leases	293	275

Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	2,253	1,576
Finance leases	Finance leases, excluding current portion	388	680
Total lease liabilities		$4,605	$3,709

Operating lease costs are recognized on a straight-line basis over the lease term. Finance lease costs are composed of the amortization of the right of use asset and the amounts recorded as interest. For the years ended December 31, 2025 and 2024, we incurred the following lease costs related to our operating and finance leases (in thousands):

Lease Cost	Classification	2025	2024
Operating leases
Operating lease costs	Selling and administrative expenses	$1,892	$1,714
Short term lease costs	Selling and administrative expenses	216	183

Finance leases
Amortization of leased assets	Depreciation and amortization	271	271
Interest on lease liabilities	Interest (expense) income	52	69
Total lease cost		$2,431	$2,237

For the years ended December 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities included (in thousands):

	2025	2024
Operating cash flows from operating leases	$1,781	$1,358
Financing cash flows from finance leases	$327	$337

As of December 31, 2025 and 2024 the Company's lease terms and discount rates were:

	2025	2024
Operating leases
Weighted-average remaining lease term (years)	2.35	2.77
Weighted-average discount rate	4.46%	5.34%

Finance leases
Weighted-average remaining lease term (years)	2.22	3.21
Weighted-average discount rate	6.45%	6.45%

As of December 31, 2025 future minimum lease payments were as follows (in thousands):

	December 31, 2025
Maturity of lease liabilities	Operating Leases	Finance Leases	Sublease Income
2026	1,830	327	(132)
2027	1,552	315	(132)
2028	794	90	(55)
Thereafter	—	—	—
Total future minimum lease payments	$4,176	$732	$(319)
Imputed interest	(252)	(51)	—
Present value of minimum lease payments	$3,924	$681	$(319)

NOTE 7: ACCRUED EXPENSES

As of December 31, 2025 and 2024, accrued expenses consisted of the following (in thousands):

	2025	2024
Accrued compensation	$1,164	$1,320
Accrued legal and accounting fees	605	823
Customer deposits and sales returns	65	480
Other accrued operating expenses	525	530
Accrued shipping and handling costs	266	306
Accrued sales and other taxes	116	157
Accrued travel expenses related to corporate events	157	127
Accrued inventory purchases	196	45
Accrued royalties	21	39
Accrued rent expense	13	5
	$3,128	$3,832

NOTE 8: INCOME TAXES

The components of the Company’s (loss) income before income taxes are attributable to the following jurisdictions for the years ended December 31 (in thousands):

	2025	2024
United States	$(5,315)	$1
Foreign	2,426	3,739
(Loss) income before income taxes	$(2,889)	$3,740

The components of the Company’s income tax provision (benefit) for the years ended December 31 (in thousands):

Current provision:	2025	2024
Federal	$170	$158
State	14	11
Foreign	620	1,240
	804	1,409
Deferred provision (benefit):
Federal	—	—
State	79	(47)
Foreign	11,441	(112)
	11,520	(159)
	$12,324	$1,250

For the years ended December 31, 2025 and 2024, the Company’s effective tax rate was 426.6% and 33.4%, respectively. The Company's effective tax rate for the years ended December 31, 2025 and 2024, differed from the statutory rate due to a mix of earnings across jurisdictions and the associated valuation allowance recorded on losses in certain jurisdictions. The 2025 effective tax rate of  426.6% was primarily driven by losses for which a full valuation allowance was recorded, combined with taxable income in foreign jurisdictions, resulting in tax expense despite consolidated pre-tax losses.

A reconciliation of the Company’s United States federal statutory income tax rate and effective income tax rate is summarized as follows, for the year ended December 31, 2025 (dollars in thousands):

	2025
Federal statutory income taxes	21.0%	$(607)
State and Local income taxes, net of federal benefit(1)	1.5	(43)
Foreign Tax Effects:
Deferred tax liability on unremitted foreign earnings	(337.5)	9,750
Withholding taxes	(5.9)	170
Changes in foreign tax credits	0.4	(12)
Difference in Foreign and U.S tax on foreign operations	(1.5)	42
Changes in valuation allowance	(99.0)	2,859
Non-taxable or Non-deductible items:
Nondeductible Entertainment	(5.5)	159
Other	(3.3)	96
Other	3.1	(90)
	(426.6)%	$12,324

(1) State taxes in Texas, New Jersey and Oregon make up the majority (greater than 50%) of the tax effect of this category.

The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements but expanded required rate reconciliation disclosures. The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the Company’s effective income tax rate and the United States federal statutory income tax rate, for the year ended December 31, 2024:

2024
Federal statutory income taxes	21.0%
State income taxes, net of federal benefit	0.2
Withholding taxes	4.3
Changes in foreign tax credits	82.2
Difference in foreign and United States tax on foreign operations	2.2
Permanent difference	8.3
Changes in valuation allowance	(80.5)
State deferred tax	(5.6)
Prior year Adjustments/Deferred Adjustments	1.0
Other	0.3
33.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The decrease in net deferred tax assets was primarily driven by an increase in valuation allowance and foreign deferred tax liabilities. Significant components of the Company’s deferred tax assets and liabilities consisted of the following at December 31 (in thousands):

Deferred tax assets:	2025	2024
Deferred revenue	$116	$238
Inventory	218	287
Accrued expenses	1,892	1,683
Net operating loss (1)	5,736	4,668
Equity compensation	262	290
Foreign tax credit carryover	225	213
Lease liability	828	725
Capitalized research & development	888	1,100
Unrealized foreign exchange gains and losses	457	53
Other	477	759
Total deferred tax assets	$11,099	$10,016
Valuation allowance	(9,721)	(6,862)
Total deferred tax assets, net of valuation allowance	$1,378	$3,154
Deferred tax liabilities:
Prepaid expenses	257	281
Deferred commissions	325	364
Lease assets	766	684
Fixed assets	30	55
Deferred tax liability on unremitted foreign earnings	9,750	—
Total deferred tax liabilities	$11,128	$1,384
Total net deferred tax (liability) asset	$(9,750)	$1,770

(1)The Company’s net operating loss will expire as follows (dollar amounts in thousands):

Jurisdiction	Gross NOL	Tax Effected NOL	Expiration Years
Cyprus	$1,577	$197	2026 - 2029
Mexico	6,018	1,805	2026 - 2030
Switzerland	5,475	429	2026 - 2031
United States - Federal	7,318	1,529	Indefinite
United States - State	16,121	1,113	2026 - Indefinite
Other - Foreign	3,191	663	Indefinite

We have U.S. foreign tax credit carryforwards of $0.2 million as of December 31, 2025. The Company maintains a valuation allowance of $0.2 million against its foreign tax credit carryforwards. A significant portion of these net operating loss carryforwards are subject to valuation allowances due to uncertainty regarding their realization, particularly in jurisdictions with cumulative losses.

The Company recorded a deferred tax liability of $9.7 million related to the estimated tax cost associated with unremitted earnings of certain foreign subsidiaries. This liability reflects the expected tax consequences of repatriation of such earnings.

At December 31, 2025 and 2024, the Company’s valuation allowance was $9.7 million and $6.9 million, respectively. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $2.8 million and a decrease of $3.4 million, respectively. The provisions of ASC Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing a deferred tax asset cannot be met. A company is to use judgment in reviewing both positive and negative evidence of realizing a deferred tax asset. Furthermore, the weight given to the potential effect of such evidence is commensurate with the extent the evidence can be objectively verified. The valuation allowance against the Company's deferred tax assets consisted of the following at December 31 (in millions):

Country	2025	2024
Cyprus	$0.2	$0.2
Mexico	1.8	1.8
Norway	0.1	0.1
Switzerland	0.4	0.3
Gibraltar	0.1	0.1
Thailand	0.2	0.1
United States	5.4	4.3
Australia	0.1	—
Japan	0.3	—
United Kingdom	0.1	—
Korea	0.5	—
South Africa	0.1	—
China	0.4	—
Total	$9.7	$6.9

            At  December 31, 2025 and 2024, the Company paid income taxes (net of refunds received) in the amount of $0.4 million and $0.8 million, respectively.  The income taxes (net of refunds received), consisted of the following at December 31, 2025 (in thousands):

2025
U.S. Federal	$-
U.S. State
Massachusetts	1
Minnesota	-
New Jersey	2
New York	-
Texas	6
Other - State	2
State Subtotal	$11
Foreign
Australia	$-
China	-
Japan	(137)
Korea	523
Other - Foreign	32
Foreign Subtotal	$418
Income taxes paid, net	$429

As of  December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

The Company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest and penalties in the consolidated balance sheets.

The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. As of December 31, 2025, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
China	2020 - 2024
Japan	2020 - 2024
Republic of Korea	2020 - 2024
Switzerland	2021 - 2024
United States	2022 - 2024

NOTE 9: TRANSACTIONS WITH RELATED PARTIES AND AFFILIATES

In 2024, the Company issued unsecured notes payable with an aggregate amount of $3.6 million to certain members of the Company's Board of Directors. See Note 11, NOTES PAYABLE, for more information

The Company made cash donations of $0.4 million to the M5M Foundation for each of the years ended December 31, 2025 and 2024. The M5M Foundation is a 501(c)(3) charitable organization that works to combat the epidemic of childhood malnutrition on a global scale. Several of the Company’s directors and officers and their family members serve on the board of the M5M Foundation, including:

•	Landen Fredrick, the Company's Chief Executive Officer and son of J. Stanley Fredrick, the Company’s Chairman of the Board and a major shareholder.

•	Lorrie Jobe, daughter of Larry Jobe, a Director and Chair of the Audit Committee of the Board of Directors.

We paid employment compensation of approximately $358,000 and $330,000 for the years ended December 31, 2025 and 2024, respectively, for salary, bonus, and other compensation to Landen Fredrick. Mr. Fredrick also participated in the employee health care benefit plans available to all employees of the Company. Landen Fredrick also serves as Chairman of the Board of the M5M Foundation.

Mr. Kevin Robbins is a member of the Company's Board of Directors, serving as the Chair of the Science and Marketing Committee, and is also an independent associate, holding a position in the Company's associate global downline network marketing system. He also received compensation for consulting on the associate commission plan in the past, but did not receive any compensation for consulting on the plan during the years ended December 31, 2025 and 2024. In addition, several of Mr. Robbins’ family members are independent associates. The Company pays commissions and incentives to its independent associates, and, during 2025 and 2024, the Company paid aggregate commissions and incentives to Mr. Robbins and his family of approximately $1.6 million and $1.9 million, respectively. Included in these amounts, the Company paid Mr. Robbins approximately $0.1 million and $0.2 million in 2025 and 2024, respectively. The amount of commission and incentives paid in 2025 and 2024 to Mr. Robbins' father, Ray Robbins, who holds positions in the Company's associate global downline network marketing system was approximately $1.5 million and $1.7 million, respectively. All commissions and incentives paid to Mr. Robbins and his family members are in accordance with the Company’s global associate career and compensation plan.

NOTE 10: EMPLOYEE BENEFIT PLANS

Employee Retirement Plan

Effective May 9, 1997, the Company adopted a Defined Contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) for its United States and Canada employees. The 401(k) Plan covers all regular full-time and part-time employees who have completed three months of service and attained the age of twenty-one. United States employees can contribute up to 100 percent of their annual compensation but are limited to the maximum annual dollar amount allowable under the Internal Revenue Code. The 401(k) Plan permits matching and discretionary employer contributions. The Company’s matching contributions for its United States and Canada employees vest ratably over a five-year period. During each of the years ended December 31, 2025 and 2024, the Company contributed approximately $0.2 million to the 401(k) Plan for matching contributions.

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

Projected Benefit Obligation and Fair Value of Plan Assets

The Benefit Plan’s projected benefit obligation and valuation of plan assets were as follows for the years ended December 31 (in thousands):

	2025	2024
Projected benefit obligation:
Balance, beginning of year	$211	$213
Service cost	29	29
Interest cost	2	2
Liability loss (gain)	1	(10)
Benefits paid to participants	(93)	—
Foreign currency	4	(23)
Balance, end of year	$154	$211

	2025	2024
Plan assets:
Fair value, beginning of year	$—	$—
Company contributions	93	—
Benefits paid to participants	(93)	—
Fair value, end of year	$—	$—

	2025	2024
Funded status of the Benefit Plan as of December 31 (in thousands):
Benefit obligation	$(154)	$(211)
Fair value of plan assets	—	—
Excess of benefit obligation over fair value of plan assets	$(154)	$(211)

	2025	2024
Amounts recognized in the accompanying Consolidated Balance Sheets consist of, as of December 31 (in thousands):
Accrued benefit liability	$(154)	$(211)
Transition obligation and unrealized gain	(53)	(60)
Net amount recognized in the consolidated balance sheets	$(207)	$(271)

	Years Ended December 31,
	2025	2024
Other changes recognized in comprehensive loss (in thousands):
Net periodic cost	$25	$23
Current year actuarial (loss) gain	1	(10)
Amortization of transition obligation	—	—
Total recognized in other comprehensive income (loss)	1	(10)
Total recognized in comprehensive loss	$26	$13

	Years Ended December 31,
	2025	2024
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss (in thousands):
Transition obligation	$54	$50
Prior service cost	—	—
Net actuarial (loss) gain	(1)	10
Total recognized in accumulated other comprehensive loss	$53	$60

	As of December 31,
	2025	2024
Amounts included in Accumulated Other Comprehensive Loss (in thousands):
Net actuarial gain	$686	$678
Deferred tax provision	(267)	(264)
Net cumulative amount included in accumulated other comprehensive loss	$419	$414

	2025	2024
Estimated amounts of amortized transition obligation (in thousands):
Transition obligation	$—	$—

	As of December 31,
	2025	2024
Aggregate Benefit Plan information and accumulated benefit obligation in excess of plan assets (in thousands):
Projected benefit obligation	$154	$211
Accumulated benefit obligation	154	211
Fair value of plan assets	—	—

The weighted-average assumptions to determine the benefit obligation and net cost are as follows:

	2025	2024
Discount rate	1.20%	1.10%
Rate of increase in compensation levels	—	—

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

	2025	2024
Service cost	$29	$29
Interest cost	2	2
Amortization of transition obligation	—	—
Loss	(6)	(5)
Prior service cost	—	(3)
Total pension expense	$25	$23

Estimated Benefits and Contributions

The Company expects to contribute approximately $62,000 to the Benefit Plan in 2026. As of December 31, 2025, benefits expected to be paid by the Benefit Plan for the next ten years is approximately as follows (in thousands):

2026	$62
2027	42
2028	33
2029	31
2030	12
Next five years	25
Total expected benefits to be paid	$205

NOTE 11: NOTES PAYABLE

Notes payable were $2.8 million and $3.0 million as of December 31, 2025 and December 31, 2024, respectively.

The current portion was $0.0 million and $0.1 million at December 31, 2025 and 2024, respectively, as a result of insurance financing arrangements.

The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.8 million and $2.9 million   December 31, 2025 and 2024, respectively.

On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors, and is the managing member of Jade Capital. As of December 31, 2025, there was no current portion, and the long-term portion of the balance was $1.9 million. On September 9, 2025, the Company entered into a loan extension agreement with Jade Capital, extending the maturity date of the note from September 30, 2026, to March 31, 2027. Subsequently, on March 11, 2026, the Company and Mr. Rameson extended the maturity date of the note to September 30, 2027. All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of December 31, 2025, there was no current portion, and the long-term portion of the balance was $0.8 million. On September 9, 2025, the Company entered into a loan extension agreement with J. Stanley Fredrick, extending the maturity date of the note from September 30, 2026, to March 31, 2027.  Subsequently, on March 11, 2026, the Company and Mr. Fredrick extended the maturity date of the note to September 30, 2027. All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of December 31, 2025, there was no current portion, and the long-term portion of the balance was $0.1 million. On September 9, 2025, the Company entered into a loan extension agreement with Kevin Robbins, extending the maturity date of the note from September 30, 2026, to March 31, 2027. Subsequently, on March 11, 2026, the Company and Mr. Robbins extended the maturity date of the note to September 30, 2027. All other terms of the note remained unchanged.

As of December 31, 2025, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	2026	2027	Thereafter	Total
Jade Capital Note	$—	$1,910	$—	1,910
J.S. Fredrick Note	—	764	—	764
K. Robbins Note	—	76	—	76
Total	$—	$2,750	$—	$2,750

NOTE 12: STOCK BASED COMPENSATION

Stock Option Plan

The Company currently has one active stock-based compensation plan, the 2017 Plan, which was adopted by the Company’s Board of Directors on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which was approved by the Company's shareholders on June 11, 2019. The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of December 31, 2025, the Company had a total of  49,875 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The majority of stock options vest over two or three years and generally are granted with a term of ten years, or five years in the case of an incentive option granted to an employee who owns more than 10% of our common stock.

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

The following assumptions were used to calculate the fair value of stock options granted each year:

	2025	2024
Dividend yield:	0.0%	0.0%
Risk-free interest rate:	3.9 - 4.0%	4.3 - 4.5%
Expected market price volatility:	66.3 - 68.8%	64.2 - 70.2%
Weighted average expected life of stock options (in years):	4.5	4.5

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company’s stock. The expected life assumptions are based on the Company’s historical employee exercise and forfeiture behavior.

During each of 2025 and 2024, the Company issued no treasury shares upon the exercise of options. During 2025 and 2024, the Company granted  68,000 and  16,167 new options to management and members of the Board, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was  $6.06 and  $4.48 per share, respectively.

A summary of changes in stock options outstanding during the year ended December 31, 2025, is as follows:

	2025
			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
	Options	exercise	contractual life	value (in
	(in thousands)	price	(in years)	thousands)
Outstanding at beginning of year	150	$17.19
Granted	68	10.53
Forfeitures	(10)	10.60
Expired	(25)	19.35
Outstanding at end of year	183	$14.77	5.74	$9,070
Options exercisable at year end	124	$16.87	4.04	$6,046

Valuation and Expense Information Under FASB ASC Topic 718 Compensation – Stock Compensation

On March 11, 2024, the Company issued a grant of 8,187 restricted stock units (“RSUs”) of our common stock to our Chief Executive Officer. Under the terms of the stock grant, the grant is available for 18 months and will not vest until Mannatech's stock price averages $15.00 per share (i.e., the volume weighted price) for 60 consecutive days. As of the end of the performance period, the stock price condition was not met. Accordingly, the RSU's did not vest, and the grant lapsed with no shares issued.

The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements using a fair-value based model.

A summary of changes in restricted stock units outstanding during the year ended December 31, 2025, is as follows:

		Weighted
	Number of	average
	RSUs	grant date
	(in thousands)	fair value
Outstanding at beginning of year	8,187	$15.00
Expired	(8,187)	15.00
Outstanding at end of year	—	$—

The Company recorded the following amounts related to the expense of the fair values of options and RSUs during the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Total gross compensation expense	$139	$92
Total tax benefit associated with compensation expense	(12)	(12)
Total net compensation expense	$127	$80

If we grant additional stock options in the future, we would be required to recognize additional compensation expense over the vesting period of such stock options in our consolidated statement of operations.

As of December 31, 2025, the Company had $0.2 million of total unrecognized compensation expense related to stock options currently outstanding, to be recognized in future years over a weighted-average period of 0.95 years, ending December 31, as follows (in thousands):

	Years ending December 31,
	2026	2027
Total gross unrecognized compensation expense	$127	$101

Equity-Based Compensation

At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the years ended December 31, 2025 and 2024, the Company issued a total of  16,116 and  24,660 treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the years 2025 and 2024.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Royalty and Consulting Agreements

The Company utilizes royalty agreements with individuals and entities to provide compensation for items relating to developed products, websites and emails provided to our associates. The Company paid royalties of less than $0.1 million for each of the years ended December 31, 2025 and 2024.

Employment Agreements

The Company has non-cancelable employment agreements with certain executives. If the employment relationships with these executives were terminated, as of December 31, 2025, the Company would continue to be indebted to the executives for $0.5 million, payable through 2026.

On March 13, 2024, the Company announced the retirement of Alfredo (Al) Bala as the Company’s Chief Executive Officer effective April 1, 2024 and the engagement of Mr. Bala as an advisor to the Company effective April 1, 2024. At December 31, 2025, the remaining balance of his severance was $0.1 million, payable over the next five months.

NOTE 14: LITIGATION

Litigation in General

As of December 31, 2025, the Company had no open or pending litigation and no legal reserve was deemed necessary at December 31, 2025. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

NOTE 15: SHAREHOLDERS’ EQUITY

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

During the years ended December 31, 2025 and 2024, there were no shares repurchased. As of December 31, 2025, there was $12.6 million remaining for repurchase under the August 2006 Plan, and the total value of shares repurchased in the open market under the August 2006 Plan was $1.5 million. The Company does not have any stock repurchase plans or programs other than the June 2004 Plan and the August 2006 Plan.

As of December 31, 2025 and 2024, the Company had 841,927 and 858,043 treasury shares, respectively.

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

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For the years ended December 31, 2025 and 2024, no dividends were paid.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss displayed in the Consolidated Statements of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the consolidated statements of operations, such as foreign currency translation and certain pension and postretirement benefit obligations.

The after-tax components of accumulated other comprehensive loss, are as follows (in thousands):

		Pension	Accumulated
	Foreign	Postretirement	Other
	Currency	Benefit	Comprehensive
	Translation	Obligation	Loss, Net
Balance as of December 31, 2023	$(1,427)	$412	$(1,015)
Current-period change before reclassifications	(4,653)	—	(4,653)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Income tax provision	—	(1)	(1)
Balance as of December 31, 2024	$(6,080)	$414	$(5,666)
Current-period change before reclassifications	992	—	992
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Income tax provision	—	(3)	(3)
Balance as of December 31, 2025	$(5,088)	$419	$(4,669)

NOTE 16: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan.

In determining the potential dilutive effect of outstanding stock options for the years ended December 31, 2025 and 2024, the Company used the average common stock close price of $9.74 and $8.27 per share, respectively.

For the year ended December 31, 2025, options outstanding were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the year ended December 31, 2025.

For the year ended December 31, 2024, there were 1.89 million weighted-average common shares outstanding used for the basic EPS calculation. For the year ended December 31, 2024, 8,187 restricted share units were granted (see Note 12, Stock Based Compensation, for more information). These shares were excluded from the calculation of diluted EPS because the related market condition was not achieved. In addition, 143,974 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Years Ended December 31,
	2025	2024
Net (loss) income attributable to common stockholders	$(15,213)	$2,490
Weighted average common shares outstanding (for basic calculation)	1,901	1,885
Dilutive effect of outstanding common stock options and RSU’s	—	—
Weighted average common and common equivalent shares outstanding	1,901	1,885
(Loss) income per share - Basic	$(8.00)	$1.32
(Loss) income per share - Diluted	$(8.00)	$1.32

NOTE 17: SEGMENT INFORMATION

We operate as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which we sell proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. We primarily sell our products through a network marketing distribution channel of active associates and preferred customer positions who we refer to as current associates and preferred customers. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.

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

Measure of total assets is consistent with total assets reported on the consolidated balance sheet. The CODM reviews consolidated net income to evaluate performance and determine if resources should be deployed into other aspects of the Company, such as to repay debt, buy back common stock under the share repurchase program or pay dividends.

The following table presents the Company's segment revenue, segment expenses and segment (loss) income for the years ended December 31, 2025 and 2024 (in thousands):

	For the years ended December 31,
	2025	2024
Net Sales	$108,038	$117,866
Less:
Cost of sales	27,079	26,406
Commissions and incentives	41,727	48,309
Human Resources	16,558	18,055
Distribution and warehouse	1,844	2,467
Selling and administrative expenses	20,164	19,655
Depreciation and amortization	1,092	1,545
Interest expense	541	475
Interest income	(135)	(196)
Other (income) expense	2,057	(2,590)
Income tax provision	12,324	1,250
Segment net (loss) income	$(15,213)	$2,490

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(15,213)	$2,490

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

Consolidated net sales shipped to customers in these regions, along with associate fee and product information for the years ended December 31, are as follows (in millions, except percentages):

	2025	2024
Product sales	$106.0	$115.9
Associate fees	0.4	0.5
Other	1.6	1.5
Total	$108.0	$117.9

Region	2025		2024
United States	$22.4	20.7%	$28.0	23.8%
Other Countries	10.1	9.4%	11.7	9.9%
The Americas	$32.5	30.1%	$39.7	33.7%

China	$11.2	10.4%	$6.7	5.7%
Korea	43.7	40.5%	47.7	40.4%
Other Countries	11.5	10.6%	14.6	12.4%
Asia/Pacific	$66.4	61.5%	$69.0	58.5%

EMEA	9.1	8.4%	9.2	7.8%
Total	$108.0	100.0%	$117.9	100.0%

Long-lived assets by region, which include property and equipment and construction in progress for the Company and its subsidiaries, as of December 31, reside in the following regions, as follows (in millions):

Region	2025	2024
United Sates	$2.6	$2.4
Asia/Pacific	0.5	0.5
Total	$3.1	$2.9

Inventory balances by region, which consist of raw materials and finished goods, including promotional materials, net of allowance for slow-moving and inventory obsolescence, for the Company and its subsidiaries, reside in the following regions as of December 31, as follows (in millions):

Region	2025	2024
North America	$4.8	$6.0
Asia/Pacific	4.3	3.7
EMEA	1.0	0.7
Total	$10.1	$10.4

NOTE 18: SUBSEQUENT EVENTS

Notes Payable

Subsequent to the year ended December 31, 2025, on March 11, 2026, the Company extended the maturity date of each of the notes payable to Jade Capital, J. Stanley Fredrick, and Kevin Robbins from March 31, 2027, to September 30, 2027.

Compensation of Directors

Subsequent to the year ended December 31, 2025, on March 10, 2026, the Board approved changes to director compensation to be effective on April 1, 2026, enabling directors to elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. By or before March 13, 2026, the Company received final elections from all members of the Board of Directors regarding their choice to receive stock in lieu of cash for director retainers and related fees. Directors Jack Seifrick and Kevin Robbins elected to continue receiving all director compensation in cash with no changes to their current payout arrangements. Chairman Stan Fredrick elected to receive his $80,000 director retainer, in lieu of his chairman fee, in the form of Company stock to be granted at the end of each quarter. Directors Larry Jobe, Tyler Rameson, and Bob Toth each elected to receive their director retainers and fees in stock rather than cash, with grants to be issued at the end of each quarter. In addition, advisory director Eric Schrier elected to receive a quarterly stock grant in lieu of his monthly advisory director fee. The Company expects to issue all related stock grants in accordance with the terms of its existing equity compensation plan.

Employment Agreements

Subsequent to the year ended December 31, 2025, on March 19, 2026, following a discussion and mutual agreement, the Company provided James Clavijo, the Company's Chief Financial Officer, with requisite notice that it would not renew his employment agreement, which expires on June 30, 2026. Mr. Clavijo is entitled to receive his base salary for a period of three months following expiration of the agreement. For that three-month period, Mr. Clavijo will receive $63,461. To assist with the transition of his duties, on March 20, 2026, the Board appointed Yasir Haider to serve as Interim Chief Financial Officer.