Form 10-Q
period 2026-03-31
MANNATECH INC
filed 2026-05-14
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Yes ☐ No ☒

As of May 5, 2026, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,929,670.

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

Although we believe that the expectations included in these forward-looking statements are reasonable, these forward-looking statements are subject to certain events, risks, assumptions, and uncertainties, including those discussed below, the “Risk Factors” section in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025, and elsewhere in this Form 10-Q and the documents incorporated by reference herein. If one or more of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results and developments could materially differ from those expressed in or implied by such forward-looking statements. For example, any of the following factors could cause actual results to vary materially from our projections:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7,013	$6,185
Restricted cash	134	550
Accounts receivable, net of allowance of $627 and $756	10	1
Income tax receivable	375	736
Inventories, net	9,674	10,123
Prepaid expenses and other current assets	2,481	1,701
Deferred commissions	1,513	1,280
Total current assets	21,200	20,576
Property and equipment, net	2,999	3,140
Operating lease right-of-use assets	2,836	3,292
Other assets	2,622	2,751
Long-term restricted cash	226	234
Total assets	$29,883	$29,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Commissions and incentives payable	$7,111	$7,118
Accrued expenses	3,263	3,128
Deferred revenue	3,270	3,086
Accounts payable	2,877	2,410
Current portion of operating lease liabilities	1,596	1,671
Taxes payable	677	1,029
Current notes payable	377	—
Current portion of finance lease liabilities	297	293
Total current liabilities	19,468	18,735
Long-term notes payable	2,750	2,750
Operating lease liabilities, excluding current portion	1,850	2,253
Other long-term liabilities	1,307	1,340
Finance lease liabilities, excluding current portion	312	388
Deferred tax liabilities, net	9,750	9,750
Total liabilities	35,437	35,216

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,929,670 shares outstanding as of March 31, 2026 and 2,742,857 shares issued and 1,900,930 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	32,638	33,032
Accumulated deficit	(13,074)	(14,024)
Accumulated other comprehensive loss	(6,224)	(4,669)
Treasury stock, at average cost, 813,187 shares as of March 31, 2026 and 841,927 shares as of December 31, 2025	(18,894)	(19,562)
Total shareholders’ equity	(5,554)	(5,223)
Total liabilities and shareholders’ equity	$29,883	$29,993

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$24,917	$26,563
Cost of sales	6,056	6,827
Gross profit	18,861	19,736
Operating expenses:
Commissions and incentives	9,759	10,553
Selling and administrative expenses	9,282	10,016
Total operating expenses	19,041	20,569
Loss from operations	(180)	(833)
Interest expense, net	(104)	(73)
Other income (expense), net	1,395	(418)
Income (loss) before income taxes	1,111	(1,324)
Income tax expense	(161)	(206)
Net income (loss)	$950	$(1,530)
Income (loss) per common share:
Basic	$0.49	$(0.80)
Diluted	$0.49	$(0.80)
Weighted-average common shares outstanding:
Basic	1,929	1,901
Diluted	1,931	1,901

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) – (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$950	$(1,530)
Foreign currency translations	(1,555)	238
Comprehensive loss	$(605)	$(1,292)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – (UNAUDITED)

(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
				(Accumulated	Accumulated
			Additional	deficit)	other		Total
	Number		paid-in	retained	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	earnings	loss	stock	equity
Balance at January 1, 2026	1,900,930	$—	$33,032	$(14,024)	$(4,669)	$(19,562)	$(5,223)
Net income	—	—	—	950	—	—	950
Charge related to stock-based compensation	—	—	33	—	—	—	33
Issuance of unrestricted shares	28,740	—	(427)	—	—	668	241
Foreign currency translations	—	—	—	—	(1,555)	—	(1,555)
Balance at March 31, 2026	1,929,670	$—	$32,638	$(13,074)	$(6,224)	$(18,894)	$(5,554)

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$950	$(1,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	261	293
Non-cash operating lease expense	395	405
Provision for (reversal of) inventory losses	6	(27)
Reversal for allowance for credit losses	(74)	(96)
Unrealized (gain) loss from foreign exchange	(1,140)	328
Charge related to stock-based compensation	274	263
Deferred income taxes	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	66	14
Income tax receivable	357	38
Inventories	194	(1,368)
Prepaid expenses and other current assets	(681)	(1,554)
Deferred commissions	(235)	503
Other assets	2	(47)
Accounts payable	485	2,297
Accrued expenses	242	6
Other long-term liabilities	(33)	35
Taxes payable	(281)	(263)
Commissions and incentives payable	143	107
Deferred revenue	195	(716)
Net cash provided by (used in) operating activities	1,126	(1,368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(129)	(489)
Cash used in investing activities	(129)	(489)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(44)	(84)
Repayment of finance lease obligations and other long-term liabilities	(82)	(82)
Cash used in financing activities	(126)	(166)
Effect of currency exchange rate changes on cash and cash equivalents	(467)	(49)
Net increase (decrease) in cash, cash equivalents, and restricted cash	404	(2,072)
Cash, cash equivalents, and restricted cash at the beginning of the period	6,969	12,515
Cash, cash equivalents, and restricted cash at the end of the period	$7,373	$10,443

See accompanying notes to unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$424	$—
Interest paid on finance leases and other financing arrangements	$119	$130

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through other financing arrangements	$421	$—
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$5	$242

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements”. However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2025 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “2025 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the period ended  March 31, 2026.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents was $7.0 million at March 31, 2026 and $6.2 million at December 31, 2025. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At March 31, 2026 and December 31, 2025, credit card receivables were $2.5 million and $2.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $4.5 million and $4.3 million at March 31, 2026 and December 31, 2025, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has significant exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At March 31, 2026 and December 31, 2025, our total restricted cash was $0.4 million and $0.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$7,013	$6,185
Current restricted cash	134	550
Long-term restricted cash	226	234
Cash, cash equivalents, and restricted cash	$7,373	$6,969

Accounts Receivable, net

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of March 31, 2026 and December 31, 2025, receivables consisted primarily of amounts due from preferred customers and associates.

The Company's accounts receivable balances, net, are presented below (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$10	$1

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

At March 31, 2026 and March 31, 2025, the Company held an allowance for credit losses of $0.6 million and $0.9 million, respectively.

	March 31, 2026	March 31, 2025
Allowance for credit losses at beginning of period	$756	$935
Recoveries in current period	(74)	(96)
Accounts charged off against the allowance	(55)	37
Allowance for credit losses at end of period	$627	$876

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

Other Assets

Other Assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Investment in Korea Mutual Aid Cooperative & Consumer	$1,218	$1,283
Deposits for building leases	1,167	1,231
Manapol Trademark	237	237
	$2,622	$2,751

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$1,286	$1,164
Accrued legal and accounting fees	575	605
Customer deposits and sales returns	65	65
Other accrued operating expenses	673	525
Accrued shipping and handling costs	285	266
Accrued sales and other taxes	131	116
Accrued travel expenses related to corporate events	173	157
Accrued inventory purchases	46	196
Accrued royalties	29	21
Accrued rent expense	—	13
	$3,263	$3,128

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands). See Note 10, Employee Benefit Plans, of the Company’s 2025 Annual Report for more information.

	March 31, 2026	December 31, 2025
Government required severance	$839	$854
Accrued lease restoration costs	318	332
Defined benefit plan obligation	150	154
	$1,307	$1,340

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, a combination, in certain geographic markets. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's remaining performance obligations related to associate fees were $0.1 million at both March 31, 2026 and December 31, 2025. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.

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

The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Total deferred revenue at beginning of the period	$3,086	$3,027
Amount recognized as revenue during the period that is included in beginning of the period	(747)	(1,536)
New deferrals at the end of the period, net	931	831
Total deferred revenue at end of the period	$3,270	$2,322

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deferred revenue associated with the loyalty program at March 31, 2026 and March 31, 2025 was $3.2 million and $2.2 million, respectively.

	Three Months Ended
	March 31,
Loyalty program (in thousands)	2026	2025
Loyalty deferred revenue at beginning of the period	$3,005	$2,921
Loyalty points forfeited or expired	(545)	(651)
Loyalty points used	(1,618)	(2,316)
Loyalty points vested	2,054	1,923
Loyalty points unvested	292	354
Loyalty deferred revenue at end of period	$3,188	$2,231

Deferred Commissions

The Company defers commissions on the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.

The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Deferred commissions at beginning of the period	$1,280	$1,259
Amount recognized as commissions expense	(267)	(572)
New commission deferrals at the end of the period	500	74
Total deferred commissions at end of the period	$1,513	$761

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

As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	March 31, 2026	March 31, 2025
Sales reserve at beginning of period	$38	$56
Provision in current period	171	127
Returns charged off against the reserve	(158)	(139)
Sales reserve at end of period	$51	$44

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

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s comprehensive loss consists of the Company’s net income, foreign currency translation adjustments from its Japan, Republic of Korea, Denmark, Norway, Sweden, Mexico, Taiwan and China operations, remeasurement of intercompany balances of a long-term-investment nature from its Mexico, Taiwan, and Cyprus operations, and changes in the pension obligation for its Japanese employees.

Recently Adopted Accounting Pronouncements

Credit Losses (ASU 2025-05) – Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. In July 2025, the FASB issued accounting guidance which introduced a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The Company adopted ASU 2025-05, on a prospective basis, effective for our fiscal year beginning January 1, 2026. The adoption did not have a material impact given the short-term nature of its accounts receivable.

Accounting Pronouncements Issued but Not Yet Effective

Income Statement Expenses (ASU 2024-03) — Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures. In November 2024, the FASB issued accounting guidance, which is intended to improve expense disclosures, primarily by requiring disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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

Interim Reporting — (ASU 2025-11) (Topic 270) - Narrow-Scope Improvements. In December 2025, the FASB issued ASU 2025-11 to clarify when ASC 270 applies by specifying that it is required for entities that provide a full set of interim financial statements and notes in accordance with U.S GAAP. ASU 2025-11 also introduces a comprehensive list of required interim disclosures and adds a disclosure principle requiring companies to report events occurring after the prior annual reporting period that have a material impact on interim results. The amendments are effective for public business entities for interim periods within fiscal years beginning after December 15, 2027.  Early adoption is permitted, and entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its consolidated financial statements and related disclosures.

Codification Improvements — (ASU 2025-12). In December 2025, the FASB issued ASU 2025-12 as part of its ongoing project to make technical corrections, clarifications, and other incremental improvements across numerous areas of the FASB Accounting Standards Codification. These amendments are to enhance clarity and consistency in applying U.S GAAP. ASU-2025-12 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. Certain earnings per share related amendments must be applied retrospectively, while others may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on its consolidated financial statements and related disclosures.

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

Conditions and events. As of March 31, 2026, our cash and cash equivalents was $7.0 million and working capital of $1.7 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. The Company experienced a decline in net sales, incurred operating losses and negative cash flows from operating activities during the year ended December 31, 2025, which caused liquidity constraints. Management also considered (i) capital expenditure requirements that have historically reduced available liquidity and (ii) an organizational structure that is no longer aligned with the Company’s current operating scale, resulting in inefficiencies and elevated fixed costs. These conditions and events have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.1 million at each of  March 31, 2026 and December 31, 2025.

Inventories as of March 31, 2026 and December 31, 2025, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$1,840	$2,114
Finished goods and promotional materials	7,834	8,009
Total	$9,674	$10,123

NOTE 4: INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 14.5% and (15.6)%, respectively. For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three months ended March 31, 2026 and March 31, 2025, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 5: NOTES PAYABLE

Notes payable were $3.1 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively.

The current portion was $0.4 million and $0.0 million at March 31, 2026 and December 31, 2025, respectively, as a result of insurance financing arrangements.

The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.8 million at each of March 31, 2026 and December 31, 2025.

On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors and is the managing member of Jade Capital. As of March 31, 2026, there was no current portion, and the long-term portion of the balance was $1.9 million. On March 11, 2026, the Company and Mr. Rameson extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of March 31, 2026, there was no current portion, and the long-term portion of the balance was $0.8 million. On March 11, 2026, the Company and Mr. Fredrick extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of March 31, 2026, there was no current portion, and the long-term portion of the balance was $0.1 million. On March 11, 2026, the Company and Mr. Robbins extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

As of March 31, 2026, the Company's future principal payments on notes payable were as follows (in thousands):

Principal Payments	Remaining 2026	2027	Thereafter	Total
Jade Capital Note	$—	$1,910	$—	$1,910
J.S. Fredrick Note	—	764	—	764
K. Robbins Note	—	76	—	76
Total	$—	$2,750	$—	$2,750

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: STOCK-BASED COMPENSATION

Stock Option Plan

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of March 31, 2026, the Company had a total of 16,583 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

The Company granted no stock options during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company granted 3,000 stock options. The weighted average fair value of stock options granted during the three months ended March 31, 2025, was approximately $5.51.

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on historical volatility of the Company's stock. The expected life assumptions are based on the Company's historical employee exercise and forfeiture behavior.

Stock Grants

On March 10, 2026, the Company granted a restricted stock award (“RSA”) of 4,552 shares of our common stock.

The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements. The fair value of the RSA was determined based on the market price of the Company's common stock on the grant date and was less than $0.1 million. For the three months ended March 31, 2026, the Company recognized immaterial compensation expense related to the RSA.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to the fair values of options and the RSA as follows for the three and three months ended March 31, (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Total gross compensation expense	$33	$22
Total tax benefit associated with compensation expense	2	1
Total net compensation expense	$31	$21

As of March 31, 2026, the Company expects to record compensation expense related to stock options and the RSA in the future as follows (in thousands):

	Nine months ending
	December 31,	Years ending December 31,
	2026	2027	2028
Total gross unrecognized compensation expense	$104	$116	$—

Equity-Based Compensation to Directors

At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the three months ended March 31, 2026 and 2025, the Company issued a total of 28,740 and 16,116 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the three months ending March 31, 2026 and 2025.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SHAREHOLDERS’ EQUITY

Treasury Stock

As of March 31, 2026 and December 31, 2025, the Company had 813,187 and 841,927 treasury shares, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.

The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

		Pension and	Accumulated
	Foreign	Postretirement	Other
	Currency	Benefit	Comprehensive
	Translation	Obligation	Loss, Net
Balance as of December 31, 2025	$(5,088)	$419	$(4,669)
Current-period change (1)	(1,555)	—	(1,555)
Balance as of March 31, 2026	$(6,643)	$419	$(6,224)

(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three months ended March 31, 2026 and 2025, the Company did not pay any dividends.

NOTE 8: LITIGATION

Litigation in General

As of March 31, 2026, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

NOTE 9: LEASES

The Company has entered into contractual lease arrangements to rent office space and equipment from third-party lessors and accounts for leases in accordance with ASC Topic 842. See Note 6 to the consolidated financial statements in our 2025 Annual Report. Right of use assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make future lease payments arising from the lease.

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of March 31, 2026 and December 31, 2025, all of the Company’s finance leases pertain to certain equipment used in the business.

On March 10, 2023, the Company entered into a five-year agreement to sublease a portion of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For each of the three months ended March 31, 2026 and 2025, the Company had earned less than $0.1 million income from the sublease.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, the Company had net operating lease right-of-use assets of $2.8 million and net finance lease right-of-use assets of $0.6 million. At March 31, 2026, our operating lease liabilities were $3.4 million and our finance lease liabilities were $0.6 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 31, 2026 were 2.14 years and 4.45%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 31, 2026 were 1.97 years and 6.44%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

As of March 31, 2026 and December 31, 2025 our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	March 31, 2026	December 31, 2025
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,836	$3,292
Finance leases	Property and equipment, net	629	684
Total right-of-use assets		$3,465	$3,976

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,596	$1,671
Finance leases	Current portion of finance leases	297	293
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,850	2,253
Finance leases	Finance leases, excluding current portion	312	388
Total lease liabilities		$4,055	$4,605

As of March 31, 2026, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2026	$1,356	$245	$(99)
2027	1,520	315	(132)
2028	770	90	(55)
Thereafter	—	—	—
Total minimum lease payments	3,646	650	(286)
Imputed interest	(200)	(41)	—
Present value of minimum lease payments	$3,446	$609	$(286)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at March 31, 2026.

As of March 31, 2026 and December 31, 2025, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$876	$—	$—	$876

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$1,206	$—	$—	$1,206

The following table below present the carrying amount and estimated fair value of financial instruments as of March 31, 2026 and December 31, 2025, (in thousands) that are not measured at fair value:

	March 31, 2026
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,667

	December 31, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,662

The fair value was estimated using a net present value measurement, which is based on unobservable inputs, and as such, is classified as Level 3.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: SEGMENT INFORMATION

The Company operates as a direct seller in the nutritional supplement industry. The Company's sole reporting segment is one in which it sells proprietary nutritional supplements, skin care and anti-aging products, and weight-management and fitness products operating in twenty-five markets. The products are primarily sold through a network marketing distribution channel of active associates and preferred customer positions who we refer to as current associates and preferred customers. Each of our subsidiaries sells similar products and exhibits similar economic characteristics, such as selling prices, paying commissions and incentives, gross margins and operating characteristics.

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

Measure of total assets is consistent with total assets reported on the consolidated balance sheets. The CODM reviews consolidated net income to evaluate performance and determine if resources should be deployed into other aspects of the Company, such as to repay debt, buy back common stock under the share repurchase program or pay dividends.

The following table presents the Company's segment revenue, segment expenses and segment income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net Sales	$24,917	$26,563
Less:
Cost of sales	6,056	6,827
Commissions and incentives	9,759	10,553
Human Resources	4,000	4,099
Distribution and warehouse	410	457
Selling and administrative expenses	4,611	5,167
Depreciation and amortization	261	293
Interest expense	126	133
Interest income	(22)	(60)
Other (income) expense	(1,395)	418
Income tax expense	161	206
Segment net income (loss)	$950	$(1,530)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$950	$(1,530)

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

Consolidated net sales shipped to customers in these regions, along with associate fee and product information for the three months ended March 31, were as follows (in millions, except percentages):

	Three Months Ended
	March 31,
Region	2026		2025
United States	$4.6	18.5%	$6.5	24.4%
Other Countries	2.1	8.4%	2.5	9.4%
The Americas	$6.7	26.9%	$9.0	33.8%

China	$2.7	10.9%	$2.0	7.5%
Korea	$10.2	41.0%	10.6	39.8%
Other Countries	$3.0	12.0%	2.8	10.5%
Asia/Pacific	$15.9	63.9%	$15.4	57.9%

EMEA	2.3	9.2%	2.2	8.3%
Total sales	$24.9	100.0%	$26.6	100.0%

	Three Months Ended
	March 31,
	2026	2025
Product sales	$24.5	$26.1
Associate fees	0.1	0.1
Other	0.3	0.4
Total sales	$24.9	$26.6

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of March 31, 2026 and December 31, 2025, reside in the following regions, as follows (in millions):

Region	March 31, 2026	December 31, 2025
Americas	$2.5	$2.6
Asia/Pacific	0.5	0.5
EMEA	—	—
Total long-lived assets	$3.0	$3.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	March 31, 2026	December 31, 2025
Americas	$4.1	$4.8
Asia/Pacific	4.4	4.3
EMEA	1.2	1.0
Total inventory	$9.7	$10.1

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: EARNINGS PER SHARE

The Company calculates basic Earnings per Share ("EPS") by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards outstanding under the Mannatech, Incorporated 2017 Stock Incentive Plan (described above).

In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2026, the Company used the quarterly average common stock close price of $7.20 per share.

For the three months ended  March 31, 2026, there were 1.93 million weighted-average common shares outstanding used for the basic EPS calculation. In addition, 182,641 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

In determining the potential dilutive effect of outstanding stock options for the three months ended March 31, 2025, the Company used the quarterly average common stock close price of $11.53 per share.

For the three months ended March 31, 2025, the Company's common stock subject to options were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the three months ended March 31, 2025.

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$950	$(1,530)
Weighted average common shares outstanding (for basic calculation)	1,929	1,901
Dilutive effect of outstanding common stock options and RSU’s	—	—
Weighted average common and common equivalent shares outstanding	1,931	1,901
Income (loss) per share - Basic	$0.49	$(0.80)
Income (loss) per share - Diluted	$0.49	$(0.80)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three months ended March 31, 2026 as compared to the same period in 2025 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2025 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of March 31, 2026, we had approximately 111,000 active associates and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

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

Our common stock trades on The Nasdaq Capital Markets (“Nasdaq”) under the symbol “MTEX.” As disclosed in our Annual Report on Form 10‑K filed on April 15, 2026, we are subject to certain Nasdaq listing requirements, including minimum stockholders’ equity requirements. On April 20, 2026, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies on the Nasdaq Capital Market to maintain minimum stockholder's equity of $2,500,000. The notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. Pursuant to Nasdaq rules, we have been provided a period of time to submit a plan to regain compliance. There can be no assurance that Nasdaq will accept our compliance plan or that we will be able to regain compliance within the applicable time period. Management is evaluating available options to address the stockholders’ equity deficiency, which may include actions to improve operating results, capital‑raising transactions, or other strategic alternatives.

The Company maintains a corporate website at www.mannatech.com.

Overview of Operating Results

Consolidated net sales for the three months ended March 31, 2026 was $24.9 million, as compared to $26.6 million for the three months ended March 31, 2025, a decrease of $1.6 million, or 6.2%. The decline in revenues was principally due to slowing demand in certain regions we operate within.

Net realized and unrealized foreign currency gains for the three months ended March 31, 2026 was $1.4 million. For the three months ended March 31, 2025 foreign currency loss was $0.4 million.

Net income was $1.0 million for the three months ended March 31, 2026, or $0.49 per diluted share, as compared to a net loss of $1.5 million, or $0.80 per diluted share for the three months ended March 31, 2025.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

					Change from
	2026		2025		2025 to 2026
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$24,917	100.0%	$26,563	100.0%	$(1,646)	(6.2)%
Cost of sales	6,056	24.3%	6,827	25.7%	(771)	(11.3)%
Gross profit	18,861	75.7%	19,736	74.3%	(875)	(4.4)%

Operating expenses:
Commissions and incentives	9,759	39.2%	10,553	39.7%	(794)	(7.5)%
Selling and administrative expenses	9,282	37.3%	10,016	37.7%	(734)	(7.3)%
Total operating expenses	19,041	76.4%	20,569	77.4%	(1,528)	(7.4)%
Loss from operations	(180)	(0.7)%	(833)	(3.1)%	653	(78.4)%
Interest expense, net	(104)	(0.4)%	(73)	(0.3)%	(31)	42.5%
Other income (expense), net	1,395	5.6%	(418)	(1.6)%	1,813	(433.7)%
Income (loss) before income taxes	1,111	4.5%	(1,324)	(5.0)%	2,435	(183.9)%
Income tax expense	(161)	(0.6)%	(206)	(0.8)%	45	(21.8)%
Net income (loss)	$950	3.8%	$(1,530)	(5.8)%	$2,480	(162.1)%

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

For the three months ended March 31, 2026, our net sales decreased $2.2 million, or 8.1% on a Constant dollar basis, (see reconciliation of Non-GAAP Financial Measures in the tables below); and foreign exchange caused a $0.5 million increase in GAAP net sales as compared to the same periods in 2025,.

A reconciliation non-GAAP financial measures to GAAP results for the three months ended March 31, 2026 and 2025 is presented as follows (in millions, except percentages):

Three-month period ended	March 31, 2026			March 31, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$24.9	$(0.5)	$24.4	$26.6	$(2.2)	(8.1)%
Gross profit	$18.9	$(0.4)	$18.5	$19.7	$(1.2)	(6.2)%
Loss from operations	$(0.2)	$(0.1)	$(0.3)	$(0.8)	$0.5	133.3%

Net Sales by Region

Operations outside of the Americas accounted for approximately 73.1% of our consolidated net sales in the three months ended March 31, 2026, as compared to 66.2% in the same period last year.

Consolidated net sales by region for the three months ended March 31, 2026 and 2025 were as follows (in millions, except percentages):

	Three Months Ended		Three Months Ended
Region	March 31, 2026		March 31, 2025
Americas	$6.7	26.9%	$9.0	33.8%
Asia/Pacific	15.9	63.9%	15.4	57.9%
EMEA	2.3	9.2%	2.2	8.3%
Total	$24.9	100.0%	$26.6	100.0%

For the three months ended March 31, 2026, net sales in the Americas decreased by $2.3 million, or 25.6%, to $6.7 million, as compared to $9.0 million for the same period in 2025. The number of active independent associates and preferred customers decreased by 17.1%. There was a 10.2% decrease in revenue per active independent associate and preferred customer. Foreign currency had the effect of increasing revenue by $0.2 million for the three months ended March 31, 2026 when compared to the same period in 2025. The currency impact is primarily due to the strengthening of the Mexican Peso.

For the three months ended March 31, 2026, Asia/Pacific net sales increased by $0.5 million, or 3.2%, to $15.9 million, as compared to $15.4 million for the same period in 2025. There was a 21.3% increase in revenue per active independent associate and preferred customer, which was partially offset by a 14.8% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the three months ended March 31, 2026, as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the Korean Won.

For the three months ended March 31, 2026, EMEA net sales increased by $0.1 million, or 4.5%, to $2.3 million, as compared to $2.2 million for the same period in 2025. There was a 10.9% increase in revenue per active independent associate and preferred customer, which was partially offset by a 5.8% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the South African Rand.

Sales Mix

Our sales mix for the three months ended March 31, was as follows (in millions, except percentages):

Three-month period ended	March 31, 2026			March 31, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$24.5	$(0.5)	$24.0	$26.1	$(2.1)	(8.0)%
Associate fees	0.1	—	0.1	0.1	—	0.0%
Other	0.3	—	0.3	0.4	(0.1)	(25.0)%
Total sales	$24.9	$(0.5)	$24.4	$26.6	$(2.2)	(8.3)%

Product Sales

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended March 31, 2026 decreased by $1.6 million, or 6.1%, as compared to the same period in 2025. On a Constant dollar basis, product sales for the three months ended March 31, 2026 decreased  $2.1 million, or 8.0% , as compared to the same period in 2025. The decrease in product sales for the three months ended March 31, 2026 reflects an 8.4% decrease in the number of orders processed, which was partially offset by a  3.9% increase in the average order value to $159, as compared to $153 for the same period in 2025.

Associate Fees and Recruiting

Recruitment of new independent associates and preferred customers decreased by 15.6% to 11,604 in the first quarter of 2026, as compared with 13,749 in the first quarter of 2025. We attribute the lower number of orders processed in the three months ended March 31, 2026 to a combination of the lower number of new independent associates and preferred customers recruited during the period.

Associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our products or paid associate fees during the twelve months ended March 31, 2026 and 2025 were as follows:

	2026		2025
New	49,000	44.1%	61,000	47.3%
Continuing	62,000	55.9%	68,000	52.7%
Total	111,000	100.0%	129,000	100.0%

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

For each of the three months ended March 31, 2026 and 2025, associate fees were $0.1 million.

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

For the three months ended March 31, 2026 and 2025, other sales were $0.3 million and $0.4 million, respectively.

Gross Profit

For the three months ended March 31, 2026, gross profit decreased by $0.9 million, or 4.4%, to $18.9 million, as compared to $19.7 million for the same period in 2025. For the three months ended March 31, 2026, gross profit as a percentage of net sales increased to 75.7%, as compared to 74.3% for the same period in 2025. The increase in gross profit as a percentage of net sales was primarily due to higher sales prices and lower inventory reserve additions compared to the same period in 2025. The timing of certain sales promotions also increased gross profit as a percentage of net sales during the first quarter of 2026, as compared to the same period in 2025.

Commissions and Incentives

Commission expense for the three months ended March 31, 2026 decreased by 7.0%, or $0.7 million, to $9.3 million, as compared to $10.0 million for the same period in 2025. Commissions are earned on sales. Commission expense in dollar terms decreased during the three months ended March 31, 2026 primarily due to a decline in our sales. For the three months ended March 31, 2026, commissions as a percentage of net sales decreased to 37.6% as compared to 37.7% for the same period in 2025.

Incentive costs for the three months ended March 31, 2026 and 2025 decreased to $0.4 million, as compared to $0.5 million for the same period in 2025. For the three months ended March 31, 2026, incentives as a percentage of net sales decreased to 1.6% as compared to 2.0% for the same period in 2025.

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

For the three months ended March 31, 2026, selling and administrative expenses decreased by $0.7 million, or 7.3%, to $9.3 million, as compared to $10.0 million for the same period in 2025. The decrease in selling and administrative expenses was the result of a $0.3 million reduction in office expenses, a $0.2 million decrease in legal and consulting fees, a $0.1 million decrease in marketing costs and a $0.1 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended March 31, 2026 decreased to 37.3% from 37.7% for the same period in 2025.

Other Income (Expense), Net

Foreign exchange gains were $1.4 million for the three months ended March 31, 2026. Foreign exchange losses were $0.4 million for the three months ended March 31, 2025.

Income Tax Provision

Income tax expense was $0.2 million for the three months ended March 31, 2026 and 2025.

Income tax (provision) or benefit includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the three months ended March 31,:

Country	2026	2025
China(1)	25.0%	25.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(2)	22.2%	22.2%

(1) For 2026, the Company qualified for a reduced tax rate of 5% in China as a Small Low Profit Enterprise.

(2) Includes blended state effective rate of 1.2% for 2026 and 2025 in addition to U.S. federal statutory rate of 21%.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was 14.5% and (15.6)% , respectively.

The effective tax rates for the three months ended March 31, 2026 and 2025 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of March 31, 2026, our cash and cash equivalents increased by 13.4%, or $0.8 million, to $7.0 million from $6.2 million as of December 31, 2025. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.2 million and $0.6 million at March 31, 2026 and December 31, 2025, respectively. The long-term portion of restricted cash balances was $0.2 million at each of March 31, 2026 and December 31, 2025

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, inventory purchases, and periodic cash dividends. We did not pay a dividend in the current quarter. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2026 and December 31, 2025, our working capital was $1.7 million and $1.8 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the three months ended March 31, (in millions):

Provided by (Used in):	2026	2025
Operating activities	$1.1	$(1.4)
Investing activities	$(0.1)	$(0.5)
Financing activities	$(0.1)	$(0.2)

Operating Activities

Operating activities provided $1.1 million cash for the three months ended March 31, 2026 as compared to cash used of $1.4 million for the same period in 2025.

Investing Activities

For the three months ended March 31, 2026 and 2025, we invested cash of $0.1 million and $0.5 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities

For the three months ended March 31, 2026, our financing activities used cash of $0.1 million in the repayment of finance lease obligations. For the three months ended March 31, 2025, our financing activities used cash of $0.1 million in the repayment of finance lease obligations and $0.1 million in the repayment of notes payable.

Liquidity and Going Concern

As of March 31, 2026, our cash and cash equivalents was $7.0 million and working capital of $1.7 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. Management has considered these historical liquidity levels and trends, including fluctuations in working capital and cash balances, in evaluating the Company’s ability to meet its future obligations.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of March 31, 2026.

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

Tax Valuation Allowances

As of March 31, 2026, there was nothing recorded on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 8, Litigation, of our Notes to Unaudited Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

As disclosed in our Annual Report on Form 10‑K filed on April 15, 2026, we are subject to certain Nasdaq listing requirements, including minimum stockholders’ equity requirements. On April 20, 2026, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies on the Nasdaq Capital Market to maintain minimum stockholder's equity of $2,500,000.

Pursuant to Nasdaq rules, we have been provided a period of time to submit a plan to regain compliance. There can be no assurance that Nasdaq will accept our compliance plan or that we will be able to regain compliance within any applicable cure period. If we are unable to regain compliance, or if Nasdaq otherwise determines to delist our common stock, our securities could be removed from trading on The Nasdaq Capital Market.

A delisting could materially and adversely affect the liquidity and market price of our common stock, reduce analyst coverage and investor interest, and impair our ability to raise capital on acceptable terms, if at all. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business or our consolidated financial position, results of operations, and cash flows. The risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may become materially adverse or may affect our business in the future or our consolidated financial position, results of operations, or cash flows.

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

MANNATECH, INCORPORATED

Dated: May 14, 2026	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: May 14, 2026	By:	/s/ Yasir Haider
Yasir Haider
Interim Chief Financial Officer
(principal financial officer)