Form 10-Q
period 2026-06-30
MANNATECH INC
filed 2026-08-12
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Yes ☐ No ☒

As of August 5, 2026, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,929,670.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$6,034	$6,185
Restricted cash	218	550
Accounts receivable, net of allowance of $308 and $756	137	1
Income tax receivable	386	736
Inventories, net	9,593	10,123
Prepaid expenses and other current assets	2,009	1,701
Deferred commissions	1,035	1,280
Total current assets	19,412	20,576
Property and equipment, net	2,749	3,140
Operating lease right-of-use assets	2,515	3,292
Other assets	2,570	2,751
Deferred tax assets, net	—	—
Long-term restricted cash	223	234
Total assets	$27,469	$29,993
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Commissions and incentives payable	$5,832	$7,118
Accrued expenses	2,939	3,128
Deferred revenue	1,761	3,086
Accounts payable	3,671	2,410
Current portion of operating lease liabilities	1,584	1,671
Taxes payable	511	1,029
Current notes payable	266	—
Current portion of finance lease liabilities	301	293
Total current liabilities	16,865	18,735
Long-term notes payable	2,750	2,750
Operating lease liabilities, excluding current portion	1,474	2,253
Other long-term liabilities	1,364	1,340
Finance lease liabilities, excluding current portion	236	388
Deferred tax liabilities, net	9,750	9,750
Total liabilities	32,439	35,216

Commitments and contingencies (Note 8)

Shareholders’ deficit:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,929,670 shares outstanding as of June 30, 2026 and 2,742,857 shares issued and 1,900,930 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	32,692	33,032
Accumulated deficit	(12,059)	(14,024)
Accumulated other comprehensive loss	(6,709)	(4,669)
Treasury stock, at average cost, 813,187 shares as of June 30, 2026 and 841,927 shares as of December 31, 2025	(18,894)	(19,562)
Total shareholders’ deficit	(4,970)	(5,223)
Total liabilities and shareholders’ deficit	$27,469	$29,993

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$26,650	$25,679	$51,567	$52,242
Cost of sales	6,164	6,778	12,220	13,605
Gross profit	20,486	18,901	39,347	38,637
Operating expenses:
Commissions and incentives	10,512	9,567	20,270	20,120
Selling and administrative expenses	8,976	10,777	18,258	20,793
Total operating expenses	19,488	20,344	38,528	40,913
Income (loss) from operations	998	(1,443)	818	(2,276)
Interest expense, net	(117)	(102)	(221)	(175)
Other income (expense), net	284	(2,744)	1,679	(3,162)
Income (loss) before income taxes	1,165	(4,289)	2,276	(5,613)
Income tax expense	(150)	(23)	(311)	(229)
Net income (loss)	$1,015	$(4,312)	$1,965	$(5,842)
Income (loss) per common share:
Basic	$0.53	$(2.27)	$1.02	$(3.07)
Diluted	$0.53	$(2.27)	$1.02	$(3.07)
Weighted-average common shares outstanding:
Basic	1,930	1,901	1,930	1,901
Diluted	1,930	1,901	1,930	1,901

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$1,015	$(4,312)	$1,965	$(5,842)
Foreign currency translations	(485)	2,533	(2,040)	2,771
Comprehensive income (loss)	$530	$(1,779)	$(75)	$(3,071)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT – (UNAUDITED)

(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	deficit
Balance at January 1, 2026	1,900,930	$—	$33,032	$(14,024)	$(4,669)	$(19,562)	$(5,223)
Net income	—	—	—	950	—	—	950
Charge related to stock-based compensation	—	—	33	—	—	—	33
Issuance of unrestricted shares	28,740	—	(427)	—	—	668	241
Foreign currency translations	—	—	—	—	(1,555)	—	(1,555)
Balance at March 31, 2026	1,929,670	$—	$32,638	$(13,074)	$(6,224)	$(18,894)	$(5,554)

Net income	—	—	—	1,015	—	—	1,015
Charge related to stock-based compensation	—	—	54	—	—	—	54
Foreign currency translations	—	—	—	—	(485)	—	(485)
Balance at June 30, 2026	1,929,670	$—	$32,692	$(12,059)	$(6,709)	$(18,894)	$(4,970)

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

Net loss	—	—	—	(4,312)	—	—	(4,312)
Charge related to stock-based compensation	—	—	158	—	—	—	158
Foreign currency translations	—	—	—	—	2,533	—	2,533
Balance at June 30, 2025	1,900,930	$—	$33,074	$(4,653)	$(2,895)	$(19,562)	$5,964

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,965	$(5,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	520	571
Non-cash operating lease expense	778	833
Provision for inventory losses	38	48
(Reversal of) provision for allowance for credit losses	(92)	182
Unrealized (gain) loss from foreign exchange	(1,284)	2,713
Charge related to stock-based compensation	328	421
Deferred income taxes	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(553)
Income tax receivable	344	2
Inventories	170	(1,815)
Prepaid expenses and other current assets	(1,012)	(152)
Deferred commissions	242	537
Other assets	3	(258)
Accounts payable	1,282	3,278
Accrued expenses	(109)	(953)
Other long-term liabilities	24	209
Taxes payable	(413)	(792)
Commissions and incentives payable	(1,097)	(2,510)
Deferred revenue	(1,310)	(995)
Net cash provided by (used in) operating activities	334	(5,086)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(139)	(631)
Cash used in investing activities	(139)	(631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrow from notes payable	421	—
Repayment of note payable	(155)	(84)
Repayment of finance lease obligations	(164)	(162)
Cash used in financing activities	102	(246)
Effect of currency exchange rate changes on cash and cash equivalents	(791)	133
Net decrease in cash, cash equivalents, and restricted cash	(494)	(5,830)
Cash, cash equivalents, and restricted cash at the beginning of the period	6,969	12,515
Cash, cash equivalents, and restricted cash at the end of the period	$6,475	$6,685

See accompanying notes to unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$864	$—
Interest paid on finance leases and other financing arrangements	$244	$266

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$81	$639

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mannatech, Incorporated (together with its subsidiaries, the “Company”), located in Flower Mound, Texas, was incorporated in the state of Texas on November 4, 1993 and is listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbol “MTEX.” The Company develops, markets, and sells high-quality, proprietary nutritional supplements, skin care and anti-aging products, and weight-management products. We currently sell our products into three regions: (i) the Americas (the United States, Canada and Mexico); (ii) EMEA (Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, Namibia, the Netherlands, Norway, South Africa, Spain, Sweden and the United Kingdom); and (iii) Asia/Pacific (Australia, Japan, New Zealand, the Republic of Korea, Singapore, Thailand, Hong Kong, Taiwan and China).

The Company sells its products principally through network marketing distribution channels via its active associates (“independent associate” or “associates” or “distributors”) and its “preferred customers.” Active business building associates and preferred customers purchase the Company’s products at published wholesale prices. The Company cannot distinguish products sold for personal use from other sales, when sold to associates, because it is not involved with the products after delivery, other than usual and customary product warranties and returns. Only associates are eligible to earn commissions and incentives. We also ship our products to customers in the following countries: Belgium, France, Greece, Italy, Luxembourg, and Poland. The Company operates a non-direct selling business in mainland China. Our subsidiary in China, Meitai Daily Necessity & Health Products Co., Ltd. (“Meitai”), is operating as a traditional retailer under a cross-border e-commerce model in China. Meitai cannot legally conduct a direct selling business in China unless it acquires a direct selling license in China.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the Company’s condensed consolidated financial statements and footnotes contained herein do not include all of the information and footnotes required by GAAP to be considered “complete financial statements.” However, in the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements and footnotes contain all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s consolidated financial information as of, and for, the periods presented. The Company cautions that its consolidated results of operations for an interim period are not necessarily indicative of its consolidated results of operations to be expected for its fiscal year. The December 31, 2025 consolidated balance sheet was included in the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2026 (the “2025 Annual Report”), which includes all disclosures required by GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the period ended  June 30, 2026.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents was $6.0 million at June 30, 2026 and $6.2 million at December 31, 2025. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At June 30, 2026 and December 31, 2025, credit card receivables were $2.7 million and $2.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $4.4 million and $4.3 million at June 30, 2026 and December 31, 2025, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has significant exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) the Australia building lease collateral. At June 30, 2026 and December 31, 2025, our total restricted cash was $0.4 million and $0.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,034	$6,185
Current restricted cash	218	550
Long-term restricted cash	223	234
Cash, cash equivalents, and restricted cash	$6,475	$6,969

Accounts Receivable, net

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of June 30, 2026 and December 31, 2025, receivables consisted primarily of amounts due from preferred customers and associates.

The Company's accounts receivable balances, net, are presented below (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$137	$1

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

At June 30, 2026 and June 30, 2025, the Company held an allowance for credit losses of $0.3 million and $0.9 million, respectively.

	June 30, 2026	June 30, 2025
Allowance for credit losses at beginning of period	$756	$935
Recoveries in current period	(92)	182
Accounts charged off against the allowance	(356)	(178)
Allowance for credit losses at end of period	$308	$939

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

Other Assets

Other Assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Investment in Korea Mutual Aid Cooperative & Consumer	$1,198	$1,283
Deposits for building leases	1,135	1,231
Manapol Trademark	237	237
	$2,570	$2,751

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$1,033	$1,164
Accrued legal and accounting fees	575	605
Customer deposits and sales returns	75	65
Other accrued operating expenses	630	525
Accrued shipping and handling costs	260	266
Accrued sales and other taxes	116	116
Accrued travel expenses related to corporate events	122	157
Accrued inventory purchases	99	196
Accrued royalties	29	21
Accrued rent expense	—	13
	$2,939	$3,128

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands). See Note 10, Employee Benefit Plans, of the Company’s 2025 Annual Report for more information.

	June 30, 2026	December 31, 2025
Government required severance	$903	$854
Accrued lease restoration costs	313	332
Defined benefit plan obligation	148	154

$1,364	$1,340

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, a combination, in certain geographic markets. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's remaining performance obligations related to associate fees were $0.1 million at both June 30, 2026 and December 31, 2025. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company provides associates with access to a complimentary three-month package for the Success Tracker™ and Mannatech+ online business tools with the first payment of an associate fee. The first payment of an associate fee contains three performance obligations: (a) the associate fee, whereby the Company provides an associate with the right to earn commissions, bonuses and incentives for a year, (b) three months of complimentary access to utilize the premium level of our Success Tracker™ online tool and (c) three months of complimentary access to utilize the Mannatech+ online business tool. The transaction price is allocated between the three performance obligations on a relative standalone selling price basis and revenue is recognized over the period that access to the tools is active. Associates do not have complimentary premium access to online business tools after the first contractual period.

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

The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total deferred revenue at beginning of the period	$3,270	$2,322	$3,086	$3,027
Amount recognized as revenue during the period that is included in beginning of the period	(1,557)	(801)	(2,216)	(2,250)
New deferrals during the period, net	48	525	891	1,269
Total deferred revenue at end of the period	$1,761	$2,046	$1,761	$2,046

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deferred revenue associated with the loyalty program at June 30, 2026 and June 30, 2025 was $1.7 million and $2.0 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Loyalty program (in thousands)	2026	2025	2026	2025
Loyalty deferred revenue at beginning of the period	$3,188	$2,231	$3,005	$2,921
Loyalty points forfeited or expired	(2,000)	(437)	(2,545)	(1,088)
Loyalty points used	(1,758)	(1,726)	(3,376)	(4,042)
Loyalty points vested	1,955	1,613	4,301	3,890
Loyalty points unvested	298	291	298	291
Loyalty deferred revenue at end of period	$1,683	$1,972	$1,683	$1,972

Deferred Commissions

The Company defers commissions on the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.

The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Deferred commissions at beginning of the period	$1,513	$761	$1,280	$1,259
Amount recognized as commissions expense	(590)	(278)	(854)	(857)
New commission deferrals during the period	112	247	609	328
Total deferred commissions at end of the period	$1,035	$730	$1,035	$730

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

As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Sales reserve at beginning of period	$38	$56
Provision in current period	323	373
Returns charged off against the reserve	(321)	(372)
Sales reserve at end of period	$40	$57

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

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

Conditions and events. As of June 30, 2026, our cash and cash equivalents was $6.0 million and working capital of $2.5 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. The Company experienced a decline in net sales, incurred operating losses and negative cash flows from operating activities during the year ended December 31, 2025, which caused liquidity constraints. Management also considered (i) capital expenditure requirements that have historically reduced available liquidity and (ii) an organizational structure that is no longer aligned with the Company’s current operating scale, resulting in inefficiencies and elevated fixed costs. These conditions and events have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Certain of these actions have been implemented as of the date of this Report. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of these initiatives and their status.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.1 million at each of  June 30, 2026 and December 31, 2025.

Inventories as of June 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$1,141	$2,114
Finished goods and promotional materials	8,452	8,009
Total	$9,593	$10,123

NOTE 4: INCOME TAXES

For the three and six months ended June 30, 2026, the Company’s effective tax rate was 12.9% and 13.7%, respectively. For the three and six months ended June 30, 2025, the Company’s effective tax rate was (0.5)%  and (4.1)%, respectively. For the three and six months ended June 30, 2026 and 2025, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three and six months ended June 30, 2026 and June 30, 2025, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

NOTE 5: NOTES PAYABLE

Notes payable were $3.0 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively.

The current portion was approximately $0.3 million and $0.0 million at June 30, 2026 and December 31, 2025, respectively, as a result of insurance financing arrangements.

The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.8 million at each of June 30, 2026 and December 31, 2025.

On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors and is the managing member of Jade Capital. As of June 30, 2026, there was no current portion, and the long-term portion of the balance was $1.9 million. On March 11, 2026, the Company and Mr. Rameson extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of June 30, 2026, there was no current portion, and the long-term portion of the balance was $0.8 million. On March 11, 2026, the Company and Mr. Fredrick extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of June 30, 2026, there was no current portion, and the long-term portion of the balance was $0.1 million. On March 11, 2026, the Company and Mr. Robbins extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

As of June 30, 2026, the Company's future principal payments on the unsecured notes payable were as follows (in thousands):

Principal Payments	Remaining 2026	2027	Thereafter	Total
Jade Capital Note	$—	$1,910	$—	$1,910
J.S. Fredrick Note	—	764	—	764
K. Robbins Note	—	76	—	76
Total	$—	$2,750	$—	$2,750

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: STOCK-BASED COMPENSATION

Stock Option Plan

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of June 30, 2026, the Company had a total of 10,751 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

During the six months ended June 30, 2026 and 2025, the Company granted 14,000 and 68,000 stock options, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2026 and 2025, was approximately $3.41 and  $5.51, respectively.

The following assumptions were used to calculate the fair value of stock options granted:

June 2026 Grants
Estimated fair value per share of options granted:	$3.41
Assumptions:
Annualized dividend yield	—%
Risk-free rate of return	4.2%
Common stock price volatility	71.0%
Expected average life of stock options (in years)	4.5

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

The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements. The fair value of the RSA was determined based on the market price of the Company's common stock on the grant date and was less than $0.1 million. For the three and six months ended June 30, 2026, the Company recognized immaterial compensation expense related to the RSA.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to the fair values of options and the RSA as follows for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total gross compensation expense	$54	$158	$87	$181
Total tax benefit associated with compensation expense	5	6	7	7
Total net compensation expense	$49	$152	$80	$174

As of June 30, 2026, the Company expects to record compensation expense related to stock options and the RSA in the future as follows (in thousands):

	Six months ending
	December 31,	Years ending December 31,
	2026	2027	2028
Total gross unrecognized compensation expense	$59	$112	$—

Equity-Based Compensation to Directors

At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the six months ended June 30, 2026 and 2025, the Company issued a total of 28,740 and 16,116 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the six months ending June 30, 2026 and 2025.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SHAREHOLDERS’ EQUITY

Treasury Stock

As of June 30, 2026 and December 31, 2025, the Company had 813,187 and 841,927 treasury shares, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.

The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

		Pension and	Accumulated
	Foreign	Postretirement	Other
	Currency	Benefit	Comprehensive
	Translation	Obligation	Loss, Net
Balance as of December 31, 2025	$(5,088)	$419	$(4,669)
Current-period change (1)	(2,040)	—	(2,040)
Balance as of June 30, 2026	$(7,128)	$419	$(6,709)

(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate when, as, and if declared by our Board of Directors, out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three and six months ended June 30, 2026 and 2025, the Company did not pay any dividends.

NOTE 8: LITIGATION

Litigation in General

As of June 30, 2026, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

During the quarter ended June 30, 2026, the Company had a cyber incident that resulted in the potential exposure of personal information of certain independent associates and customers. The Company has commenced an investigation, which is ongoing.  We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed, nor has any been threatened.

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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of June 30, 2026 and December 31, 2025, all of the Company’s finance leases pertain to certain equipment used in the business.

On March 10, 2023, the Company entered into a five-year agreement to sublease a portion of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and six months ended June 30, 2026, the Company had earned less than $0.1 million and $0.1 million of income from the sublease, respectively. For the three and six months ended June 30, 2025, the Company had earned less than $0.1 million and $0.1 million of income from the sublease, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, the Company had net operating lease right-of-use assets of $2.5 million and finance lease right-of-use assets of $0.6 million. At June 30, 2026, our operating lease liabilities were $3.1 million and our finance lease liabilities were $0.5 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of June 30, 2026 were 1.94 years and 4.44%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of June 30, 2026 were 1.8 years and 6.44%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

As of June 30, 2026 and December 31, 2025, our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	June 30, 2026	December 31, 2025
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,515	$3,292
Finance leases	Property and equipment, net	561	684
Total right-of-use assets		$3,076	$3,976

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,584	$1,671
Finance leases	Current portion of finance leases	301	293
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,474	2,253
Finance leases	Finance leases, excluding current portion	236	388
Total lease liabilities		$3,595	$4,605

As of June 30, 2026, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2026	$909	$164	$(66)
2027	1,545	315	(132)
2028	764	90	(55)
Thereafter	—	—	—
Total minimum lease payments	3,218	569	(253)
Imputed interest	(160)	(32)	—
Present value of minimum lease payments	$3,058	$537	$(253)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at June 30, 2026.

As of June 30, 2026 and December 31, 2025, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$401	$—	$—	$401

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$1,206	$—	$—	$1,206

The following table below present the carrying amount and estimated fair value of financial instruments as of June 30, 2026 and December 31, 2025, (in thousands) that are not measured at fair value:

	June 30, 2026
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,664

	December 31, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,662

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

The following table presents the Company's segment revenue, segment expenses and segment income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales	$26,650	$25,679	$51,567	$52,242
Less:
Cost of sales	6,164	6,778	12,220	13,605
Commissions and incentives	10,512	9,567	20,270	20,120
Human Resources	3,696	4,525	7,696	8,624
Distribution and warehouse	426	462	836	920
Selling and administrative expenses	4,595	5,512	9,207	10,678
Depreciation and amortization	259	278	520	571
Interest expense	134	140	260	273
Interest income	(17)	(38)	(39)	(98)
Other (income) expense	(284)	2,744	(1,679)	3,162
Income tax expense	150	23	311	229
Segment net income (loss)	$1,015	$(4,312)	$1,965	$(5,842)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$1,015	$(4,312)	$1,965	$(5,842)

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

Consolidated net sales shipped to customers in these regions, along with associate fee and product information for the three and six months ended June 30, were as follows (in millions, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Region	2026		2025		2026		2025
United States	$6.5	24.3%	$5.8	22.6%	$11.1	21.5%	$12.2	23.4%
Other Countries	1.9	7.1%	2.5	9.7%	4	7.8%	5.0	9.6%
The Americas	$8.4	31.5%	$8.3	32.3%	$15.1	29.3%	$17.2	33.0%

China	$3.6	13.5%	$3.0	11.7%	$6.2	12.0%	$-	0.0%
Korea	9.6	36.0%	9.5	37.0%	19.8	38.4%	20.0	38.3%
Other Countries	2.7	10.1%	2.8	10.9%	5.7	11.0%	10.7	20.5%
Asia/Pacific	$15.9	59.6%	$15.3	59.5%	$31.7	61.4%	$30.7	58.8%

EMEA	$2.4	9.0%	$2.1	8.2%	$4.8	9.3%	$4.3	8.2%
Total sales	$26.7	100.0%	$25.7	100.0%	$51.6	100.0%	$52.2	100.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales	$26.2	$25.2	$50.7	$51.2
Associate fees	0.1	0.1	0.2	0.2
Other	0.4	0.4	0.7	0.8
Total sales	$26.7	$25.7	$51.6	$52.2

MANNATECH, INCORPORATED AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of June 30, 2026 and December 31, 2025, reside in the following regions, as follows (in millions):

Region	June 30, 2026	December 31, 2025
Americas	$2.3	$2.6
Asia/Pacific	0.4	0.5
EMEA	—	—
Total long-lived assets	$2.7	$3.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	June 30, 2026	December 31, 2025
Americas	$3.4	$4.8
Asia/Pacific	5.1	4.3
EMEA	1.1	1.0
Total inventory	$9.6	$10.1

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

In determining the potential dilutive effect of outstanding stock options for the three and six months ended June 30, 2026, the Company used the quarterly and six-month average common stock close price of  $5.18 and $6.18 per share, respectively.

For each of the three and six months ended June 30, 2026, there were 1.93 million weighted-average common shares outstanding used for the basic EPS calculation. In addition, 183,473 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

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

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$1,015	$(4,312)	$1,965	$(5,842)
Weighted average common shares outstanding (for basic calculation)	1,930	1,901	1,930	1,901
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,930	1,901	1,930	1,901
Income (loss) per share - Basic	$0.53	$(2.27)	$1.02	$(3.07)
Income (loss) per share - Diluted	$0.53	$(2.27)	$1.02	$(3.07)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and six months ended June 30, 2026 as compared to the same period in 2025 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2025 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of June 30, 2026, we had approximately 116,000 active associates and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

The Company also operates a non-direct selling business in mainland China. In 2016, we formed our China subsidiary, Meitai Daily Necessities & Health Products Co., Ltd. (“Meitai”). Unlike Mannatech’s business operations in other markets, Meitai operates under a cross-border e-commerce model, where consumers in China can buy Mannatech products manufactured overseas via Meitai’s website. Currently, Meitai is not a direct selling company in China, nor can it operate under a multi-level marketing model in China. Products purchased on Meitai’s website are for personal use and not for resale. Meitai offers a rewards program to incentivize existing customers to refer other customers to purchase products from Meitai’s website. Customs regulations in China include purchase limits to ensure that purchased products are for personal consumption.

Our common stock trades on the Nasdaq Capital Markets (“Nasdaq”) under the symbol “MTEX.” As disclosed in our Annual Report on Form 10‑K filed on April 15, 2026, we are subject to certain Nasdaq listing requirements, including minimum stockholders’ equity requirements. On April 20, 2026, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires listed companies on the Nasdaq Capital Market to maintain minimum stockholder's equity of $2,500,000. This notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. Pursuant to Nasdaq rules, we have been provided a period of time to submit a plan to regain compliance. On June 4, 2026, the Company submitted its plan to regain compliance with the Rule to Nasdaq. The Company requested the full 180-calendar day extension to evidence compliance. The extension, if granted, would go through October 17, 2026. Nasdaq acknowledged timely receipt of the plan on June 5, 2026. On June 30, 2026, additional information was requested including monthly balance sheet and income statement projections for the next 12 months along with an explanation of all assumptions. The information was due on or before July 14, 2026. On July 14, 2026, the Company provided the requested information and receipt of the additional information was confirmed on July 21, 2026. Management continues to evaluate available options to address the stockholders’ equity deficiency, which may include actions to improve operating results, capital‑raising transactions, or other strategic alternatives.

The Company maintains a corporate website at www.mannatech.com.

Overview of Operating Results

Consolidated net sales for the three months ended June 30, 2026 was $26.7 million, as compared to $25.7 million for the three months ended June 30, 2025, an increase of $1.0 million, or 3.8%. Consolidated net sales for the six months ended June 30, 2026 was $51.6 million, as compared to $52.2 million for the six months ended June 30, 2025 , a decrease of $0.7 million, or 1.3%. The decline in revenues in the second quarter was principally due to slowing demand in certain regions we operate within.

Net realized and unrealized foreign currency gains for the three and six months ended June 30, 2026 was $0.3 million and $1.7 million, respectively. For the three and six months ended June 30, 2025 net realized and unrealized foreign currency loss was $2.7 million and $3.2 million, respectively.

Net income was $1.0 million for the three months ended June 30, 2026, or $0.53 per diluted share, as compared to a net loss of $4.3 million, or $2.27 per diluted share for the three months ended June 30, 2025.

Net income was $2.0 million for the six months ended June 30, 2026, or $1.02   per diluted share, as compared to a net loss of $5.8 million, or $3.07 per diluted share for the six months ended June 30, 2025.

Of the improvement in six-month net income, $4.9 million was attributable to a favorable net foreign currency gains and losses, recorded in Other Income (Expense), from a $3.2 million loss for the six months ended June 30, 2025, to a $1.7 million gain for the six months ended June 30, 2026. These foreign currency gains and losses are market-driven and not a result of management’s mitigation actions, and the Company does not expect this favorable effect to necessarily recur in future periods.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

					Change from
	2026		2025		2025 to 2026
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$26,650	100.0%	$25,679	100.0%	$971	3.8%
Cost of sales	6,164	23.1%	6,778	26.4%	(614)	(9.1)%
Gross profit	20,486	76.9%	18,901	73.6%	1,585	8.4%

Operating expenses:
Commissions and incentives	10,512	39.4%	9,567	37.3%	945	9.9%
Selling and administrative expenses	8,976	33.7%	10,777	42.0%	(1,801)	(16.7)%
Total operating expenses	19,488	73.1%	20,344	79.2%	(856)	(4.2)%
Income (loss) from operations	998	3.7%	(1,443)	(5.6)%	2,441	(169.2)%
Interest expense, net	(117)	(0.4)%	(102)	(0.4)%	(15)	14.7%
Other income (expense), net	284	1.1%	(2,744)	(10.7)%	3,028	(110.3)%
Income (loss) before income taxes	1,165	4.4%	(4,289)	(16.7)%	5,454	(127.2)%
Income tax expense	(150)	(0.6)%	(23)	(0.1)%	(127)	552.2%
Net income (loss)	$1,015	3.8%	$(4,312)	(16.8)%	$5,327	(123.5)%

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

					Change from
	2026		2025		2025 to 2026
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$51,567	100.0%	$52,242	100.0%	$(675)	(1.3)%
Cost of sales	12,220	23.7%	13,605	26.0%	(1,385)	(10.2)%
Gross profit	39,347	76.3%	38,637	74.0%	710	1.8%

Operating expenses:
Commissions and incentives	20,270	39.3%	20,120	38.5%	150	0.7%
Selling and administrative expenses	18,258	35.4%	20,793	39.8%	(2,535)	(12.2)%
Total operating expenses	38,528	74.7%	40,913	78.3%	(2,385)	(5.8)%
Income (loss) from operations	818	1.6%	(2,276)	(4.4)%	3,094	(135.9)%
Interest expense, net	(221)	(0.4)%	(175)	(0.3)%	(46)	26.3%
Other income (expense), net	1,679	3.3%	(3,162)	(6.1)%	4,841	(153.1)%
Income (loss) before income taxes	2,276	4.4%	(5,613)	(10.7)%	7,889	(140.5)%
Income tax expense	(311)	(0.6)%	(229)	(0.4)%	(82)	35.8%
Net income (loss)	$1,965	3.8%	$(5,842)	(11.2)%	$7,807	(133.6)%

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

For the three months ended June 30, 2026, our net sales increased $1.3 million, or 5.1% on a Constant dollar basis. For the six months ended June 30, 2026, our net sales decreased  $0.8 million, or 1.5% on a Constant dollar basis (see reconciliation of Non-GAAP Financial Measures in the tables below). Foreign exchange caused a $0.3 million decrease and a $0.2 million increase in GAAP net sales for the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively.

A reconciliation of non-GAAP financial measures to GAAP results for the three and six months ended June 30, 2026 and 2025 is presented as follows (in millions, except percentages):

Three-month period ended	June 30, 2026			June 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$26.7	$0.3	$27.0	$25.7	$1.3	5.1%
Gross profit	$20.5	$0.3	$20.8	$18.9	$1.9	10.1%
Income (loss) from operations	$1.0	$0.0	$1.0	$(1.4)	$2.4	(171.4)%

Six-month period ended	June 30, 2026			June 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$51.6	$(0.2)	$51.4	$52.2	$(0.8)	(1.5)%
Gross profit	$39.3	$(0.1)	$39.2	$38.6	$0.6	1.6%
Income (loss) from operations	$0.8	$(0.1)	$0.7	$(2.3)	$3.0	(130.4)%

Net Sales by Region

Operations outside of the Americas accounted for approximately 68.5% of our consolidated net sales for the three months ended June 30, 2026, as compared to 67.7% in the same period last year.

Operations outside of the Americas accounted for approximately 70.7% of our consolidated net sales for the six months ended June 30, 2026, as compared to 67.0% in the same period last year.

Consolidated net sales by region for the three months ended June 30, 2026 and 2025 were as follows (in millions, except percentages):

	Three Months Ended		Three Months Ended
Region	June 30, 2026		June 30, 2025
Americas	$8.4	31.5%	$8.3	32.3%
Asia/Pacific	15.9	59.6%	15.3	59.5%
EMEA	2.4	9.0%	2.1	8.2%
Total	$26.7	100.0%	$25.7	100.0%

Consolidated net sales by region for the six months ended June 30, 2026 and 2025 were as follows (in millions, except percentages):

	Six Months Ended		Six Months Ended
Region	June 30, 2026		June 30, 2025
Americas	$15.1	29.3%	$17.2	33.0%
Asia/Pacific	31.7	61.4%	30.7	58.8%
EMEA	4.8	9.3%	4.3	8.2%
Total	$51.6	100.0%	$52.2	100.0%

For the three months ended June 30, 2026, net sales in the Americas increased by $0.1 million, or 1.2%, to $8.4 million, as compared to $8.3 million for the same period in 2025. The increase was primarily due to the recognition of revenue associated with expired loyalty credits. During the three months ended June 30, 2026, there was a 20.4% increase in revenue per active independent associate and preferred customer; which was partially offset by a 15.9% decrease in the number of active independent associates and preferred customers. Foreign currency had no effect on revenue for the three months ended June 30, 2026.

For the six months ended June 30, 2026, net sales in the Americas decreased by $2.1 million, or 12.2%, to $15.1 million, as compared to $17.2 million for the same period in 2025. The number of active independent associates and preferred customers decreased by 16.1%, which was partially offset by a 4.4% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of increasing revenue by $0.2 million for the six months ended June 30, 2026 when compared to the same period in 2025. The currency impact is primarily due to the strengthening of the Mexican Peso.

For the three months ended June 30, 2026, Asia/Pacific net sales increased by $0.6 million, or 3.9%, to $15.9 million, as compared to $15.3 million for the same period in 2025. There was a 7.6% increase in revenue per active independent associate and preferred customer, which was partially offset by a 3.4% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.5 million for the three months ended June 30, 2026, as compared to the same period in 2025. The currency impact is primarily due to the weakening of the Korean Won.

For the six months ended June 30, 2026, Asia/Pacific net sales increased by $1.0 million, or 3.3%, to $31.7 million, as compared to $30.7 million for the same period in 2025. There was a 6.9% increase in revenue per active independent associate and preferred customer, which was partially offset by a 12.0% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.5 million for the six months ended June 30, 2026, as compared to the same period in 2025. The currency impact is primarily due to the weakening of the Korean Won.

For the three months ended June 30, 2026, EMEA net sales increased by $0.3 million, or 14.3%, to $2.4 million, as compared to $2.1 million for the same period in 2025. There was a 19.0% increase in revenue per active independent associate and preferred customer, which was partially offset by a 3.9% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.2 million for the three months ended June 30, 2026 as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the South African Rand.

For the six months ended June 30, 2026, EMEA net sales increased by $0.5 million, or 11.6%, to $4.8 million, as compared to $4.3 million for the same period in 2025. There was a 16.2% increase in revenue per active independent associate and preferred customer, which was partially offset by a 3.5% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.5 million for the six months ended June 30, 2026 as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the South African Rand.

Sales Mix

Our sales mix for the three and six months ended June 30, was as follows (in millions, except percentages):

Three-month period ended	June 30, 2026			June 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$26.2	$0.3	$26.5	$25.2	$1.3	5.2%
Associate fees	0.1	—	0.1	0.1	—	0.0%
Other	0.4	—	0.4	0.4	—	0.0%
Total sales	$26.7	$0.3	$27.0	$25.7	$1.3	5.1%

Six-month period ended	June 30, 2026			June 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$50.7	$(0.2)	$50.5	$51.2	$(0.7)	(1.4)%
Associate fees	0.2	—	0.2	0.2	—	0.0%
Other	0.7	—	0.7	0.8	(0.1)	(12.5)%
Total sales	$51.6	$(0.2)	$51.4	$52.2	$(0.8)	(1.5)%

Product Sales

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended June 30, 2026 increased by $1.0 million, or 4.0%, as compared to the same period in 2025. On a Constant dollar basis, product sales for the three months ended June 30, 2026 increased $1.3 million, or 5.2%, as compared to the same period in 2025. The increase in product sales for the three months ended June 30, 2026 reflects an 11.5% increase in the average order value to $165, as compared to $148 for the same period in 2025.

Product sales for the six months ended June 30, 2026 decreased by $0.5 million, or 1.0%, as compared to the same period in 2025. On a Constant dollar basis, product sales for the six months ended June 30, 2026 declined  $0.7 million, or 1.4% , as compared to the same period in 2025. The decrease in product sales for the six months ended June 30, 2026 reflects a 9.6% decrease in the number of orders processed, as compared to the same period in 2025.

Associate Fees and Recruiting

Recruitment of new independent associates and preferred customers increased by 33.3% to 17,200 in the second quarter of 2026, as compared with 12,908 in the second quarter of 2025.

Associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our products or paid associate fees during the twelve months ended June 30, 2026 and 2025 were as follows:

	2026		2025
New	50,000	43.1%	57,000	45.6%
Continuing	66,000	56.9%	68,000	54.4%
Total	116,000	100.0%	125,000	100.0%

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

For each of the three months ended June 30, 2026 and 2025, associate fees were $0.1 million.

For each of the six months ended June 30, 2026 and 2025, associate fees were $0.2 million.

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

For each of the three months ended June 30, 2026 and 2025, other sales were $0.4 million.

For the six months ended June 30, 2026 and 2025 other sales were $0.7 million and $0.8 million, respectively.

Gross Profit

For the three months ended June 30, 2026, gross profit increased by $1.6 million, or 8.4%, to $20.5 million, as compared to $18.9 million for the same period in 2025. For the three months ended June 30, 2026, gross profit as a percentage of net sales increased to 76.9%, as compared to 73.6% for the same period in 2025. The increase in gross profit as a percentage of net sales was primarily due to increased sales, more favorable pricing and purchasing arrangements negotiated with manufacturers and the Company's continued focus on reducing freight costs and finished product cost of sales, compared to the same period in 2025. The timing of certain sales promotions also increased gross profit as a percentage of net sales during the second quarter of 2026, as compared to the same period in 2025.

For the six months ended June 30, 2026, gross profit increased by $0.7 million, or 1.8%, to $39.3 million, as compared to $38.6 million for the same period in 2025. For the six months ended June 30, 2026, gross profit as a percentage of net sales increased to 76.3%, as compared to 74.0% for the same period in 2025. The increase in gross profit as a percentage of net sales was primarily due to increased sales, more favorable pricing and purchasing arrangements negotiated with manufacturers and the Company's continued focus on reducing freight costs and finished product cost of sales, as compared to the same period in 2025. The timing of certain sales promotions also increased gross profit as a percentage of net sales during the six months ended June 30, 2026, as compared to the same period in 2025.

Commissions and Incentives

Commission expense for the three months ended June 30, 2026 increased by 8.4%, or $0.8 million, to $10.3 million, as compared to $9.5 million for the same period in 2025. Commissions are earned on sales. For the three months ended June 30, 2026, commissions as a percentage of net sales increased to 38.7% as compared to 37.0% for the same period in 2025.

Commission expense for the six months ended June 30, 2026 increased by 1.0%, or $0.2 million, to $19.7 million, as compared to $19.5 million for the same period in 2025. Commissions are earned on sales. For the six months ended June 30, 2026, commissions as a percentage of net sales increased to 38.1% as compared to 37.4% for the same period in 2025.

Incentive costs for the three months ended June 30, 2026 increased to $0.2 million, as compared to $0.1 million for the same period in 2025. For the three months ended June 30, 2026, incentives as a percentage of net sales increased to 0.8% as compared to 0.3% for the same period in 2025.

Incentive costs for the six months ended June 30, 2026 and 2025 remained constant at $0.6 million. For the six months ended June 30, 2026, incentives as a percentage of net sales increased to 1.2% as compared to 1.1% for the same period in 2025.

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

For the three months ended June 30, 2026, selling and administrative expenses decreased by $1.8 million, or 16.7%, to $9.0 million, as compared to $10.8 million for the same period in 2025. The decrease in selling and administrative expenses was the result of a $0.7 million decrease in payroll costs, a $0.3 million reduction in bad debt, a $0.3 million decrease in travel and entertainment expenses, a $0.2 million decrease in marketing costs, a $0.1 million decrease in stock compensation expense and a $0.1 million decrease in credit card fees. Selling and administrative expenses, as a percentage of net sales, for the three months ended June 30, 2026 decreased to 33.7% from 42.0% for the same period in 2025.

For the six months ended June 30, 2026, selling and administrative expenses decreased by $2.5 million, or 12.2%, to $18.3 million, as compared to $20.8 million for the same period in 2025. The decrease in selling and administrative expenses was the result of  a $0.8 million decrease in payroll costs, a $0.3 million reduction in office expenses, a $0.3 million decrease in travel and entertainment costs, a $0.3 million decrease in marketing costs, a $0.3 million reduction in bad debt, a $0.2 million decrease in credit card fees, a $0.1 million decrease in legal and consulting fees, a $0.1 million decrease in warehouse costs and a $0.1 million decrease in stock compensation expense. Selling and administrative expenses, as a percentage of net sales, for the six months ended June 30, 2026 decreased to 35.4% from 39.8% for the same period in 2025.

Other Income (Expense), Net

Foreign exchange gains, net were $0.3 million for the three months ended June 30, 2026. Foreign exchange losses, net were $2.7 million for the three months ended June 30, 2025.

Foreign exchange gains, net were $1.7 million for the six months ended June 30, 2026. Foreign exchange losses, net were $3.2 million for the six months ended June 30, 2025.

Income Tax Provision

Income tax expense was $0.2 million for the three months ended June 30, 2026. Income tax expense was less than $0.1 million for the three months ended June 30, 2025.  Income tax expense for the six months ended June 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively.

Income tax expense includes current and deferred income taxes for both our domestic and foreign operations. Our statutory income tax rates for key jurisdictions are as follows, for the six months ended June 30,:

Country	2026	2025
China(1)	5.0%	5.0%
Hong Kong	16.5%	16.5%
Japan	34.6%	34.6%
Republic of Korea	20.9%	20.9%
United States(2)	22.2%	22.2%

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

The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three and six months ended June 30, 2026, the Company’s effective tax rate was 12.9% and 13.7% , respectively. For the three and six months ended June 30, 2025, the Company’s effective tax rate was (0.5)% and (4.1)%, respectively.

The effective tax rates for the three and six months ended June 30, 2026 and 2025 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of June 30, 2026, our cash and cash equivalents decreased by 2.4%, or $0.2 million, to $6.0 million from $6.2 million as of December 31, 2025. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; (ii) reserves related to credit card sales in the United States and Canada; and (iii) collateral for a building lease in Australia. The current portion of restricted cash balances was $0.2 million and $0.6 million at June 30, 2026 and December 31, 2025, respectively. The long-term portion of restricted cash balances was $0.2 million at each of June 30, 2026 and December 31, 2025

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, and inventory purchases. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2026 and December 31, 2025, our working capital was $2.5 million and $1.8 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the six months ended June 30, (in millions):

Provided by (Used in):	2026	2025
Operating activities	$0.3	$(5.1)
Investing activities	$(0.1)	$(0.6)
Financing activities	$0.1	$(0.2)

Operating Activities

Operating activities provided $0.3 million cash for the six months ended June 30, 2026 as compared to cash used of $5.1 million for the same period in 2025.

Investing Activities

For the six months ended June 30, 2026 and 2025, we invested cash of $0.1 million and $0.6 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities

For the six months ended June 30, 2026, our financing activities provided cash of $0.1 million. For the six months ended June 30, 2026, $0.4 million of cash was provided for borrowing from notes payable, which was offset by the use of $0.2 million in the repayment of finance lease obligations and $0.1 million in the repayment of notes payable. For the six months ended June 30, 2025, our financing activities used cash of $0.2 million in the repayment of finance lease obligations.

Liquidity and Going Concern

As of June 30, 2026, our cash and cash equivalents was $6.0 million and working capital of $2.5 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. Management has considered these historical liquidity levels and trends, including fluctuations in working capital and cash balances, in evaluating the Company’s ability to meet its future obligations. For the six months ended June 30, 2026, the Company’s net use of cash was reduced to $0.5 million, a decrease of approximately 91% compared to a net use of $5.8 million for the six months ended June 30, 2025, representing the most significant improvement in the Company’s liquidity trend reflected in these financial statements.

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

●

Cost Reduction Plan: Management has implemented a cost reduction plan to better align the Company’s cost structure with its current operations, including headcount-related reductions and other operating expense reductions. These measures contributed to a $2.5 million, or 12.2%, reduction in selling and administrative expenses for the six months ended June 30, 2026, as compared to the same period in 2025. Other cost-cutting measures identified under this plan have not yet been implemented; management continues to monitor the results of the measures already in effect.

●

Margin Improvement Initiatives: The Company implemented targeted pricing actions and continued supply chain optimization, which contributed to a gross margin increase of approximately 330 basis points for the six months ended June 30, 2026, as compared to the same period in 2025.

●	Compensation and Cost Controls: The Company has implemented adjustments to compensation structures and other cost control measures to reduce operating expenses and improve cash flow.
●

Revenue Growth Focus: Management is prioritizing initiatives aimed at stabilizing and increasing revenue to support improved operating performance and liquidity. New associate and preferred customer recruitment increased 33.3% for the three months ended June 30, 2026, as compared to the same period in 2025, notwithstanding a continued decline in total active associate and preferred customer counts during the same period.

●

ERP Systems Improvement: During 2025 we had several issues with one of our order processing systems in North America. This issue resulted in an estimated loss of over $6.0 million in revenue. The Company believes this loss in revenue affected its ability to generate operating income for the remainder of the year 2025. This issue has been remediated.

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

●

Headcount and personnel cost reductions: Effective April 1, 2026, the Company implemented headcount-related reductions across headquarters personnel, while preserving key capabilities in finance, legal, operations, and revenue support.

●	Facilities and overhead actions: Management is evaluating lease renegotiation and sublease alternatives to reduce facilities expenses.

Management has prepared cash flow projections that incorporate these plans, as well as historical liquidity trends, and reflect its best estimates of future operating performance and liquidity needs. The Company has implemented the largest component of its cost reduction plan, the headcount-related reductions described above, and has achieved a $2.5 million reduction in selling and administrative expenses for the six months ended June 30, 2026. Net sales increased 3.8% for the three months ended June 30, 2026, as compared to the same period in 2025. While management plans to take appropriate actions to increase its liquidity, there can be no assurance that the Company will be successful in its efforts, or that management will be able to execute the remainder of its plan, or that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of June 30, 2026.

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

Tax Valuation Allowances

As of June 30, 2026, there was nothing recorded on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: August 12, 2026	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: August 12, 2026	By:	/s/ Yasir Haider
Yasir Haider
Chief Financial Officer
(principal financial officer)