Form 10-Q
period 2026-09-30
MANNATECH INC
filed 2026-11-12
CIK 1056358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Yes ☐ No ☒

As of November 3, 2026, the number of shares outstanding of the registrant’s sole class of common stock, par value $0.0001 per share, was 1,930,391.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$5,419	$6,185
Restricted cash	218	550
Accounts receivable, net of allowance of $45 and $756	1	1
Income tax receivable	1,600	736
Inventories, net	9,566	10,123
Prepaid expenses and other current assets	1,978	1,701
Deferred commissions	1,012	1,280
Total current assets	19,794	20,576
Property and equipment, net	2,639	3,140
Operating lease right-of-use assets	2,386	3,292
Other assets	2,831	2,751
Long-term restricted cash	248	234
Total assets	$27,898	$29,993
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Commissions and incentives payable	$6,325	$7,118
Accrued expenses	2,878	3,128
Deferred revenue	1,601	3,086
Accounts payable	3,576	2,410
Current portion of operating lease liabilities	1,672	1,671
Taxes payable	246	1,029
Current notes payable	200	—
Current portion of finance lease liabilities	300	293
Total current liabilities	16,798	18,735
Long-term notes payable	2,750	2,750
Operating lease liabilities, excluding current portion	1,204	2,253
Other long-term liabilities	1,566	1,340
Finance lease liabilities, excluding current portion	163	388
Deferred tax liabilities, net	214	9,750
Total liabilities	22,695	35,216

Commitments and contingencies (Note 8)

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 99,000,000 shares authorized, 2,742,857 shares issued and 1,930,391 shares outstanding as of September 30, 2026 and 2,742,857 shares issued and 1,900,930 shares outstanding as of December 31, 2025	—	—
Additional paid-in capital	32,669	33,032
Accumulated deficit	(3,154)	(14,024)
Accumulated other comprehensive loss	(5,467)	(4,669)
Treasury stock, at average cost, 812,466 shares as of September 30, 2026 and 841,927 shares as of December 31, 2025	(18,845)	(19,562)
Total shareholders’ equity (deficit)	5,203	(5,223)
Total liabilities and shareholders’ equity (deficit)	$27,898	$29,993

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)

(in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$24,872	$29,161	$76,439	$81,403
Cost of sales	6,292	6,890	18,512	20,495
Gross profit	18,580	22,271	57,927	60,908
Operating expenses:
Commissions and incentives	9,609	11,192	29,879	31,312
Selling and administrative expenses	8,699	9,072	26,957	29,865
Total operating expenses	18,308	20,264	56,836	61,177
Income (loss) from operations	272	2,007	1,091	(269)
Interest expense, net	(119)	(104)	(339)	(279)
Other (expense) income, net	(2,107)	611	(429)	(2,551)
(Loss) income before income taxes	(1,954)	2,514	323	(3,099)
Income tax benefit (expense)	10,859	(590)	10,547	(819)
Net income (loss)	$8,905	$1,924	$10,870	$(3,918)
Income (loss) per common share:
Basic	$4.61	$1.01	$5.63	$(2.06)
Diluted	$4.61	$1.01	$5.63	$(2.06)
Weighted-average common shares outstanding:
Basic	1,930	1,901	1,930	1,901
Diluted	1,930	1,901	1,930	1,901

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$8,905	$1,924	$10,870	$(3,918)
Foreign currency translations	1,242	(864)	(798)	1,907
Comprehensive income (loss)	$10,147	$1,060	$10,072	$(2,011)

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) – (UNAUDITED)

(amounts in thousands, except share data)

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	equity (deficit)
Balance at January 1, 2026	1,900,930	$—	$33,032	$(14,024)	$(4,669)	$(19,562)	$(5,223)
Net income	—	—	—	950	—	—	950
Charge related to stock-based compensation	—	—	33	—	—	—	33
Issuance of unrestricted shares	28,740	—	(427)	—	—	668	241
Foreign currency translations	—	—	—	—	(1,555)	—	(1,555)
Balance at March 31, 2026	1,929,670	$—	$32,638	$(13,074)	$(6,224)	$(18,894)	$(5,554)

Net income	—	—	—	1,015	—	—	1,015
Charge related to stock-based compensation	—	—	54	—	—	—	54
Foreign currency translations	—	—	—	—	(485)	—	(485)
Balance at June 30, 2026	1,929,670	$—	$32,692	$(12,059)	$(6,709)	$(18,894)	$(4,970)

Net income	—	—	—	8,905	—	—	8,905
Charge related to stock-based compensation	—	—	26	—	—	—	26
Stock option exercises	721	—	(49)	—	—	49	—
Foreign currency translations	—	—	—	—	1,242	—	1,242
Balance at September 30, 2026	1,930,391	$—	$32,669	$(3,154)	$(5,467)	$(18,845)	$5,203

	Common Stock, $0.0001 par value
					Accumulated
			Additional		other		Total
	Number		paid-in	Accumulated	comprehensive	Treasury	shareholders’
	of Shares	Amount	capital	deficit	loss	stock	equity
Balance at January 1, 2025	1,884,814	$—	$33,027	$1,189	$(5,666)	$(19,936)	$8,614
Net loss	—	—	—	(1,530)	—	—	(1,530)
Charge related to stock-based compensation	—	—	23	—	—	—	23
Issuance of unrestricted shares	16,116	—	(134)	—	—	374	240
Foreign currency translations	—	—	—	—	238	—	238
Balance at March 31, 2025	1,900,930	$—	$32,916	$(341)	$(5,428)	$(19,562)	$7,585

Net loss	—	—	—	(4,312)	—	—	(4,312)
Charge related to stock-based compensation	—	—	158	—	—	—	158
Foreign currency translations	—	—	—	—	2,533	—	2,533
Balance at June 30, 2025	1,900,930	$—	$33,074	$(4,653)	$(2,895)	$(19,562)	$5,964

Net income	—	—	—	1,924	—	—	1,924
Charge related to stock-based compensation	—	—	(74)	—	—	—	(74)
Foreign currency translations	—	—	—	—	(864)	—	(864)
Balance at September 30, 2025	1,900,930	$—	$33,000	$(2,729)	$(3,759)	$(19,562)	$6,950

See accompanying notes to unaudited condensed consolidated financial statements.

MANNATECH, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,870	$(3,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	766	832
Non-cash operating lease expense	1,237	1,293
Provision for inventory losses	130	82
(Reversal of) provision for allowance for credit losses	(106)	(18)
Unrealized (gain) loss from foreign exchange	(8)	2,280
Charge related to stock-based compensation	354	347
Deferred income taxes	(9,536)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(499)	20
Income tax receivable	(285)	4
Inventories	683	(504)
Prepaid expenses and other current assets	(1,241)	1,384
Deferred commissions	267	356
Other assets	(33)	(361)
Accounts payable	1,152	1,892
Accrued expenses	(613)	(2,764)
Other long-term liabilities	226	12
Taxes payable	(831)	(400)
Commissions and incentives payable	(971)	(2,447)
Deferred revenue	(1,477)	(751)
Net cash provided by (used in) operating activities	85	(2,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(270)	(1,179)
Cash used in investing activities	(270)	(1,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from notes payable	506	—
Repayment of note payable	(306)	(84)
Repayment of finance lease obligations	(246)	(235)
Cash used in financing activities	(46)	(319)
Effect of currency exchange rate changes on cash and cash equivalents	(853)	(413)
Net decrease in cash, cash equivalents, and restricted cash	(1,084)	(4,585)
Cash, cash equivalents, and restricted cash at the beginning of the period	6,969	12,515
Cash, cash equivalents, and restricted cash at the end of the period	$5,885	$7,930

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$883	$783
Interest paid on finance leases and other financing arrangements	$368	$388

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease right-of-use assets acquired in exchange for new operating lease liabilities	$161	$2,638

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2025 included in our 2025 Annual Report. There have been no significant changes in our accounting policies or the application thereof during the period ended  September 30, 2026.

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents were $5.4 million at September 30, 2026 and $6.2 million at December 31, 2025. The Company includes in its cash and cash equivalents credit card receivables due from its credit card processor, as the cash proceeds from credit card receivables are received within 24 to 72 hours. At September 30, 2026 and December 31, 2025, credit card receivables were $3.3 million and $2.2 million, respectively, and cash and cash equivalents held in bank accounts in foreign countries totaled $3.5 million and $4.3 million at September 30, 2026 and December 31, 2025, respectively. The Company invests cash in liquid instruments, such as money market funds and interest-bearing deposits. The Company holds cash in high quality financial institutions and does not believe it has significant exposure to credit concentration risk.

Restricted Cash

The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea; and (ii) reserves related to credit card sales in the United States and Canada. The Company was previously required to maintain restricted cash as collateral for its Australia building lease; however, the lease expired on June 30, 2026. At September 30, 2026 and December 31, 2025, our total restricted cash was $0.5 million and $0.8 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets to the total amount presented in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$5,419	$6,185
Current restricted cash	218	550
Long-term restricted cash	248	234
Cash, cash equivalents, and restricted cash	$5,885	$6,969

Accounts Receivable, net

Accounts receivable are carried at their estimated collectible amounts. Receivables are created upon shipment of an order if the credit card payment is rejected or does not match the order total. As of September 30, 2026 and December 31, 2025, receivables consisted primarily of amounts due from preferred customers and associates.

The Company's accounts receivable balances, net, are presented below (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$1	$1

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

At September 30, 2026 and September 30, 2025, the Company held an allowance for credit losses of less than $0.1 million and $0.8 million, respectively.

	September 30, 2026	September 30, 2025
Allowance for credit losses at beginning of period	$756	$935
Recoveries in current period	(106)	(18)
Accounts charged off against the allowance	(605)	(134)
Allowance for credit losses at end of period	$45	$783

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

Other Assets

Other Assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Investment in Korea Mutual Aid Cooperative & Consumer	$1,362	$1,283
Deposits for building leases	1,232	1,231
Manapol Trademark	237	237
	$2,831	$2,751

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

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$1,179	$1,164
Accrued legal and accounting fees	331	605
Customer deposits and sales returns	71	65
Other accrued operating expenses	807	525
Accrued shipping and handling costs	180	266
Accrued sales and other taxes	126	116
Accrued travel expenses related to corporate events	75	157
Accrued inventory purchases	82	196
Accrued royalties	27	21
Accrued rent expense	—	13
	$2,878	$3,128

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands). See Note 10, Employee Benefit Plans, of the Company’s 2025 Annual Report for more information.

	September 30, 2026	December 31, 2025
Government required severance	$1,069	$854
Accrued lease restoration costs	345	332
Defined benefit plan obligation	152	154
	$1,566	$1,340

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenue is derived from sales of individual products and associate fees or, a combination, in certain geographic markets. Substantially all of the Company’s product sales are made at published wholesale prices to associates and preferred customers. The Company records revenue net of any sales taxes and records a reserve for expected sales returns based on its historical experience. The Company's shipping terms with customers are such that ownership transfers upon delivery to the freight carrier, satisfying the Company's performance obligation. The Company's remaining performance obligations related to associate fees were $0.1 million at both September 30, 2026 and December 31, 2025. These amounts are included in deferred revenue on the accompanying Condensed Consolidated Balance Sheets, respectively.

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

The table below presents the changes to deferred revenue balances (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total deferred revenue at beginning of the period	$1,761	$2,046	$3,086	$3,027
Amount recognized as revenue during the period that is included in beginning of the period	(533)	(331)	(2,674)	(2,833)
New deferrals during the period, net	373	575	1,189	2,096
Total deferred revenue at end of the period	$1,601	$2,290	$1,601	$2,290

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

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The deferred revenue associated with the loyalty program at September 30, 2026 and September 30, 2025 was $1.5 million and $2.2 million, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loyalty program (in thousands)	2026	2025	2026	2025
Loyalty deferred revenue at beginning of the period	$1,683	$1,972	$3,005	$2,921
Loyalty points forfeited or expired	(866)	(1,189)	(3,411)	(2,277)
Loyalty points used	(1,481)	(1,904)	(4,857)	(5,946)
Loyalty points vested	1,914	3,004	6,513	7,185
Loyalty points unvested	283	320	283	320
Loyalty deferred revenue at end of period	$1,533	$2,203	$1,533	$2,203

Deferred Commissions

The Company defers commissions on the loyalty program. Deferred commissions are incremental costs and are charged to expense when the related revenue is recognized.

The table below illustrates the changes to deferred commission balances (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Deferred commissions at beginning of the period	$1,035	$730	$1,280	$1,259
Amount recognized as commissions expense	(181)	(90)	(1,038)	(1,091)
New commission deferrals during the period	158	269	770	741
Total deferred commissions at end of the period	$1,012	$909	$1,012	$909

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

As of each of the periods shown below, our sales return reserve consisted of the following (in thousands):

	September 30, 2026	September 30, 2025
Sales reserve at beginning of period	$38	$56
Provision in current period	495	587
Returns charged off against the reserve	(496)	(576)
Sales reserve at end of period	$37	$67

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

Conditions and events. As of September 30, 2026, our cash and cash equivalents was $5.4 million and working capital of $3.0 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. The Company experienced a decline in net sales, incurred operating losses and negative cash flows from operating activities during the year ended December 31, 2025, which caused liquidity constraints. Since December 31, 2025, management has substantially implemented the capital discipline, cost reduction, and compensation and headcount measures described in Management’s plans below. These cost-side measures have contributed to an improvement in the Company’s operating cash flow during the nine months ended September 30, 2026, as compared to the operating losses and negative cash flows from operating activities experienced during the year ended December 31, 2025. Net sales, however, have not yet stabilized and continued to decline during the nine months ended September 30, 2026. Management continues to monitor the Company’s sales trends, operating results, and liquidity position closely, and will take further action as circumstances warrant. Management also considered (i) capital expenditure requirements that have historically reduced available liquidity and (ii) an organizational structure that is no longer aligned with the Company’s current operating scale, resulting in inefficiencies and elevated fixed costs. These conditions and events have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Additional Cost-Cutting measures effective March 31, 2026

The Company implemented the following additional measures effective March 31, 2026:

●

Director compensation — conversion to equity: On March 10, 2026, the Board of Directors approved changes to director compensation effective April 1, 2026, enabling directors to elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. The Company received final elections from all Board members by March 13, 2026. The conversion of Board fees from cash to equity is expected to generate an annual cash preservation benefit of approximately $0.8 million. As of September 30, 2026, approximately $0.2 million of the expected benefit is expected to be realized during the remainder of fiscal 2026.

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

Subsequent developments relevant to the going concern assessment — Nasdaq stockholders’ equity compliance. On October 14, 2026, the Company completed an internal restructuring of certain foreign subsidiaries that resulted in a non-cash remeasurement of a deferred tax liability and a corresponding increase in consolidated stockholders’ equity, which the Company reported in a Form 8-K filed the same day. On October 16, 2026, Nasdaq staff confirmed, in writing, that based on that filing the Company complies with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). This transaction did not generate cash and did not affect the Company’s net sales, operating results, or cash flows from operations, and accordingly does not address the liquidity conditions described above. Separately, for the nine months ended September 30, 2026, net cash provided by operating activities was approximately $0.1 million, compared to net cash used in operating activities of approximately $3.0 million for the nine months ended September 30, 2025, an improvement due primarily to a reduction in operating losses. A substantial portion of the improvement in net income for the nine-month period, however, is attributable to the non-cash deferred tax benefit recognized in connection with the October 2026 restructuring of certain foreign subsidiaries described above, rather than to a corresponding increase in cash-generative operating performance. Management believes that the plans described above, if successfully implemented, will meaningfully improve the Company’s financial position and liquidity over time, and will continue to monitor the Company’s performance, liquidity, and capital resources closely. Further action will be considered as needed. Notwithstanding these developments, as of the date of this Report, management has not concluded that the conditions giving rise to substantial doubt about the Company’s ability to continue as a going concern have been resolved, and substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued continues to exist.

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

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVENTORIES

Inventories consist of raw materials, finished goods, and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventories. The allowance for slow-moving inventory obsolescence was $0.2 million and $0.1 million as of  September 30, 2026 and December 31, 2025, respectively.

Inventories as of September 30, 2026 and December 31, 2025, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$848	$2,114
Finished goods and promotional materials	8,718	8,009
Total	$9,566	$10,123

NOTE 4: INCOME TAXES

For the three and nine months ended September 30, 2026, the Company’s effective tax rate was 555.9% and (3,264.3)%, respectively. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 23.5%  and (26.4)%, respectively. For the three and nine months ended September 30, 2026 and 2025, the Company's effective tax rate was determined based on the estimated annual effective income tax rate. The effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025, was different from the federal statutory rate due to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

The income tax benefit recognized for the three and nine months ended  September 30, 2026 includes a non-cash benefit of $10.9 million and $10.5 million, respectively, from the remeasurement of deferred tax liabilities related to unremitted earnings of certain foreign subsidiaries. The benefit primarily reflects the remeasurement of deferred tax liabilities associated with taxes on unremitted earnings of the Company's Korean subsidiary, together with the remeasurement of similar withholding-tax liabilities in other foreign jurisdictions This remeasurement did not generate cash. See Note 2, Liquidity And Going Concern, for discussion of the October 14, 2026, restructuring and its effect on the Company's compliance with Nasdaq Listing Rule 5550(b)(1).

NOTE 5: NOTES PAYABLE

Notes payable were $3.0 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively.

The current portion was approximately $0.2 million and $0.0 million at September 30, 2026 and December 31, 2025, respectively, as a result of insurance financing arrangements.

The long-term portion of notes payable relates to three unsecured notes, described below. The long-term portion of notes payable was $2.8 million at each of September 30, 2026 and December 31, 2025.

On April 23, 2024, the Company issued an unsecured note payable to Jade Capital in the amount of $2.5 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Tyler Rameson is an independent member of Mannatech's Board of Directors and is the managing member of Jade Capital. As of September 30, 2026, there was no current portion, and the long-term portion of the balance was $1.9 million. On March 11, 2026, the Company and Mr. Rameson extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to J. Stanley Fredrick in the amount of $1.0 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Fredrick is the Chairman of Mannatech's Board of Directors. As of September 30, 2026, there was no current portion, and the long-term portion of the balance was $0.8 million. On March 11, 2026, the Company and Mr. Fredrick extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

On April 23, 2024, the Company issued an unsecured note payable to Kevin Robbins in the amount of $0.1 million. The note bears interest at 16% per annum and requires quarterly interest payments beginning June 30, 2024. The Company has the right to prepay all or a portion of the Promissory Note at any time without premium or penalty. Mr. Robbins is a member of Mannatech's Board of Directors. As of September 30, 2026, there was no current portion, and the long-term portion of the balance was $0.1 million. On March 11, 2026, the Company and Mr. Robbins extended the maturity date of the note to September 30, 2027.  All other terms of the note remained unchanged.

As of September 30, 2026, the Company's future principal payments on the unsecured notes payable were as follows (in thousands):

Principal Payments	Remaining 2026	2027	Thereafter	Total
Jade Capital Note	$—	$1,910	$—	$1,910
J.S. Fredrick Note	—	764	—	764
K. Robbins Note	—	76	—	76
Total	$—	$2,750	$—	$2,750

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: STOCK-BASED COMPENSATION

Stock Option Plan

The Company currently has one active stock-based compensation plan, the Mannatech, Incorporated 2017 Stock Incentive Plan, which was adopted by the Company’s Board of Directors (the "Board") on April 17, 2017 and was approved by its shareholders on June 8, 2017, and subsequently amended by the Board in February 2019, which amendment was approved by the Company's shareholders on June 11, 2019 (as amended, the "2017 Plan"). The Board has reserved a maximum of 370,000 shares of our common stock that may be issued under the 2017 Plan (subject to adjustments for stock splits, stock dividends or other changes in corporate capitalization). As of September 30, 2026, the Company had a total of 15,751 shares available for grant under the 2017 Plan, which expires on April 16, 2027.

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

During the nine months ended September 30, 2026 and 2025, the Company granted 14,000 and 68,000 stock options, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2026 and 2025, was approximately $3.41 and  $6.06, respectively.

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

The Company is required to measure and recognize compensation expense related to the grant in its consolidated financial statements. The fair value of the RSA was determined based on the market price of the Company's common stock on the grant date and was less than $0.1 million. For the three and nine months ended September 30, 2026, the Company recognized immaterial compensation expense related to the RSA.

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized compensation expense related to the fair values of options and the RSA as follows for the three and nine months ended September 30, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total gross compensation expense	$26	$38	$113	$107
Total tax benefit associated with compensation expense	1	2	8	10
Total net compensation expense	$25	$36	$105	$97

As of September 30, 2026, the Company expects to record compensation expense related to stock options and the RSA in the future as follows (in thousands):

	Three months ending
	December 31,	Years ending December 31,
	2026	2027	2028
Total gross unrecognized compensation expense	$27	$108	$—

Equity-Based Compensation to Directors

At the discretion of the Board, each director may receive a portion of their fees payable in stock grants in lieu of cash compensation. For the nine months ended September 30, 2026 and 2025, the Company issued a total of 28,740 and 16,116 shares of treasury stock to the members of the Board as a part of their compensation, respectively. The stock grants to the Board were vested upon grant and the Company recognized $0.2 million compensation expense for each of the nine months ending September 30, 2026 and 2025.

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SHAREHOLDERS’ EQUITY

Treasury Stock

As of September 30, 2026 and December 31, 2025, the Company had 812,466 and 841,927 treasury shares, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss displayed in the Condensed Consolidated Statement of Shareholders’ Equity represents the results of certain shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Operations, such as foreign currency translation and certain pension and post-retirement benefit obligations.

The after-tax components of accumulated other comprehensive loss are as follows (in thousands):

		Pension and	Accumulated
	Foreign	Postretirement	Other
	Currency	Benefit	Comprehensive
	Translation	Obligation	Loss, Net
Balance as of December 31, 2025	$(5,088)	$419	$(4,669)
Current-period change (1)	(798)	—	(798)
Balance as of September 30, 2026	$(5,886)	$419	$(5,467)

(1) No material amounts were reclassified from accumulated other comprehensive loss.

Dividends

Holders of Common Stock are entitled to receive dividends at the same rate when, as, and if declared by our Board of Directors, out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. For each of the three and nine months ended September 30, 2026 and 2025, the Company did not pay any dividends.

NOTE 8: LITIGATION

Litigation in General

As of September 30, 2026, the Company had no open or pending litigation and no legal reserve was deemed necessary. The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance; however, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

During the quarter ended June 30, 2026, the Company had a cyber incident that resulted in the potential exposure of personal information of certain independent associates and customers. The Company engaged a third-party forensic firm to conduct analysis on the impacted computer and the Company’s system logs. The firm found no evidence that sensitive material was opened during the incident. The Company reported the incident to the FBI’s Crime Complaint Center. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. While there is no evidence that sensitive information was accessed during the incident, residual risk remains because the exact nature of the incident cannot be fully confirmed. To date, there has not been any additional contact from anyone claiming responsibility for the incident. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed, nor has any been threatened.

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

Generally, the Company’s operating leases relate to office space used in Mannatech’s operations, including its headquarters in Flower Mound, Texas and office space in international locations in which the Company does business. As of September 30, 2026 and December 31, 2025, all of the Company’s finance leases pertain to certain equipment used in the business.

On March 10, 2023, the Company entered into a five-year agreement to sublease a portion of the Company's leased office space in Flower Mound, Texas to a subtenant. There was no modification or impairment by entering into the sublease agreement because the Company was not released from its obligations under the head lease. Sublease income is presented as a component of net sales on the Company's Condensed Consolidated Statements of Operations. The Company has made a policy election in accordance with ASC 842-10-15-39A to exclude from consideration taxes that are assessed on and collected from the sublessee from consideration. For the three and nine months ended September 30, 2026, the Company had earned less than $0.1 million and $0.1 million of income from the sublease, respectively. For the three and nine months ended September 30, 2025, the Company had earned less than $0.1 million and $0.1 million of income from the sublease, respectively.

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2026, the Company had net operating lease right-of-use assets of $2.4 million and finance lease right-of-use assets of $0.5 million. At September 30, 2026, our operating lease liabilities were $2.9 million and our finance lease liabilities were $0.5 million.

The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of September 30, 2026 were 1.71 years and 4.57%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of September 30, 2026 were 1.56 years and 6.40%, respectively. The Company uses the discount rates implicit in each lease, or an estimate of the Company’s incremental borrowing rate if the rate implicit in a lease cannot be readily determined.

As of September 30, 2026 and December 31, 2025, our right-of-use assets and lease liabilities balances, net of accumulated amortization, were as follows (in thousands):

Leases	Classification	September 30, 2026	December 31, 2025
Right-of-use assets
Operating leases	Operating lease right-of-use assets	$2,386	$3,292
Finance leases	Property and equipment, net	489	684
Total right-of-use assets		$2,875	$3,976

Current portion of lease liabilities
Operating leases	Current portion of operating leases	$1,672	$1,671
Finance leases	Current portion of finance leases	300	293
Long-term portion of lease liabilities
Operating leases	Operating lease liabilities, excluding current portion	1,204	2,253
Finance leases	Finance leases, excluding current portion	163	388
Total lease liabilities		$3,339	$4,605

As of September 30, 2026, the Company’s future sublease income and minimum future lease payments on operating and finance leases were as follows (in thousands):

Future Maturities of Leases	Operating Leases	Finance Leases	Sublease Income
Remaining 2026	$496	$82	$(33)
2027	1,684	315	(132)
2028	824	90	(55)
Thereafter	—	—	—
Total minimum lease payments	3,004	487	(220)
Imputed interest	(128)	(24)	—
Present value of minimum lease payments	$2,876	$463	$(220)

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

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest-bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company does not have any material financial liabilities that were required to be measured at fair value on a recurring basis at September 30, 2026.

As of September 30, 2026 and December 31, 2025, the carrying amount of the financial instruments such as cash and cash equivalents (excluding money market funds disclosed in the table below), restricted cash, long-term restricted cash and accounts payable approximate their fair value due to short-term nature and the market rates of interest of these instruments. As such, these instruments are classified as Level 1.

The tables below present the recorded amount of financial assets measured at fair value (in thousands) on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$606	$—	$—	$606

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money Market Funds (included in Cash and cash equivalents)	$1,206	$—	$—	$1,206

The following tables below present the carrying amount and estimated fair value of financial instruments as of September 30, 2026 and December 31, 2025, (in thousands) that are not measured at fair value:

	September 30, 2026
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,660

	December 31, 2025
	Carrying Value	Estimated Fair Value
Long-term notes payable	$2,750	$2,662

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

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM regularly reviews consolidated financial information and performance used to make decisions about the Company as a whole and without distinguishing or grouping of operations based on asset type, revenue, geographic location or other factors. Accordingly, for disclosure purposes, the Company has a single reportable segment, which is reported on the Company’s consolidated financial statements.

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

The following table presents the Company's segment revenue, segment expenses and segment income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales	$24,872	$29,161	$76,439	$81,403
Less:
Cost of sales	6,292	6,890	18,512	20,495
Commissions and incentives	9,609	11,192	29,879	31,312
Human Resources	3,556	3,817	11,252	12,441
Distribution and warehouse	352	474	1,187	1,394
Selling and administrative expenses	4,545	4,520	13,752	15,198
Depreciation and amortization	246	261	766	832
Interest expense	132	136	391	410
Interest income	(13)	(32)	(52)	(131)
Other expense (income)	2,107	(611)	429	2,551
Income tax (benefit) expense	(10,859)	590	(10,547)	819
Segment net income (loss)	$8,905	$1,924	$10,870	$(3,918)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$8,905	$1,924	$10,870	$(3,918)

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

Consolidated net sales shipped to customers in these regions, along with associate fee and product information for the three and nine months ended September 30, were as follows (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Region	2026		2025		2026		2025
United States	$4.5	18.1%	$5.2	17.8%	$15.6	20.4%	$17.4	21.4%
Other Countries	1.5	6.0%	2.7	9.2%	5.5	7.2%	7.7	9.5%
The Americas	$6.0	24.1%	$7.9	27.1%	$21.1	27.6%	$25.1	30.8%

China	$2.4	9.6%	$-	0.0%	$8.6	11.3%	$-	0.0%
Korea	11.6	46.6%	13.1	44.9%	31.4	41.1%	33.1	40.7%
Other Countries	2.6	10.4%	5.7	19.5%	8.3	10.9%	16.4	20.1%
Asia/Pacific	$16.6	66.7%	$18.8	64.4%	$48.3	63.2%	$49.5	60.8%

EMEA	$2.3	9.2%	$2.5	8.5%	$7.0	9.2%	$6.8	8.4%
Total sales	$24.9	100.0%	$29.2	100.0%	$76.4	100.0%	$81.4	100.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product sales	$24.5	$28.7	$75.1	$79.9
Associate fees	0.1	0.1	0.3	0.3
Other	0.3	0.4	1.0	1.2
Total sales	$24.9	$29.2	$76.4	$81.4

MANNATECH, INCORPORATED AND SUBSIDIARIES NOTES
TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Long-lived assets, which include property and equipment and construction in process for the Company and its subsidiaries, as of September 30, 2026 and December 31, 2025, reside in the following regions, as follows (in millions):

Region	September 30, 2026	December 31, 2025
Americas	$2.2	$2.6
Asia/Pacific	0.4	0.5
EMEA	—	—
Total long-lived assets	$2.6	$3.1

Inventory balances, which consist of raw materials, finished goods, and promotional materials, as offset by the allowance for slow moving or obsolete inventories, reside in the following regions (in millions):

Region	September 30, 2026	December 31, 2025
Americas	$2.9	$4.8
Asia/Pacific	5.6	4.3
EMEA	1.1	1.0
Total inventory	$9.6	$10.1

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

In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2026, the Company used the quarterly and nine-month average common stock close price of  $6.15 and $6.17 per share, respectively.

For each of the three and nine months ended September 30, 2026, there were 1.93 million weighted-average common shares outstanding used for the basic EPS calculation. For the nine months ended  September 30, 2026, 175,474 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

In determining the potential dilutive effect of outstanding stock options for the three and nine months ended September 30, 2025, the Company used the quarterly and nine-month average common stock close price of $8.64 and $9.97 per share, respectively.

For the three months ended September 30, 2025, there were 1.90 million weighted-average common shares outstanding used for basic EPS calculations. For the three months ended  September 30, 2025, 8,187 restricted stock units granted were excluded from the calculations of diluted EPS because the related market condition was not achieved and the grant lapsed. In addition, 180,974 shares underlying stock options were excluded from the diluted EPS calculation, as their effect would have been antidilutive.

For the nine months ended September 30, 2025, the Company's common stock subject to options were excluded from the diluted EPS calculations as their effect would have been antidilutive. The Company reported a net loss for the nine months ended September 30, 2025.

Calculation of net EPS— basic and diluted (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$8,905	$1,924	$10,870	$(3,918)
Weighted average common shares outstanding (for basic calculation)	1,930	1,901	1,930	1,901
Dilutive effect of outstanding common stock options and RSU’s	—	—	—	—
Weighted average common and common equivalent shares outstanding	1,930	1,901	1,930	1,901
Income (loss) per share - Basic	$4.61	$1.01	$5.63	$(2.06)
Income (loss) per share - Diluted	$4.61	$1.01	$5.63	$(2.06)

NOTE 13: SUBSEQUENT EVENTS

Notes Payable

Subsequent to the three months ended September 30, 2026, on November 9, 2026, the Company extended the maturity date of each of the notes payable to Jade Capital and J. Stanley Fredrick from September 30, 2027 to March 31, 2028.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding of our consolidated financial position and results of operations for the three and nine months ended September 30, 2026 as compared to the same period in 2025 and should be read in conjunction with Item 1 “Financial Statements” in Part I of this quarterly report on Form 10-Q and Item 1A “Risk Factors” in Part I of our 2025 Annual Report. Unless stated otherwise, all financial information presented below, throughout this report, and in the condensed consolidated financial statements and related notes includes Mannatech and all of our subsidiaries on a consolidated basis. To supplement our financial results presented in accordance with GAAP, we disclose certain adjusted financial measures which we refer to as Constant dollar (“Constant dollar”) measures, which are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section herein for a description of how such Constant dollar measures are determined.

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

We sell our products principally through network marketing distribution channels via our active associates (“independent associate” or “associates” or “distributors”) and to our “preferred customers,” which we believe is the most cost-effective way to introduce our products and communicate information about our business to the global marketplace quickly and effectively. Network marketing minimizes upfront costs, as compared to conventional marketing methods, and allows us to be more responsive to the ever-changing overall market conditions, as well as continue to research and develop high quality products and focus on controlled successful international expansion. We believe the network marketing channel also allows us to effectively communicate the potential benefits and unique properties of our proprietary products to our consumers. In addition, network marketing provides our associates with an avenue to supplement their income by building their own business centered on our business philosophies and unique products. As of September 30, 2026, we had approximately 111,000 active associates and preferred customer positions held by individuals that purchased our products and/or paid associate fees during the last twelve months. At the time of purchase, a customer may choose to sign up as a “preferred customer” to receive the same pricing on our products as our associates and to receive emails about our products and promotions. Preferred customers do not participate in the Company’s compensation plan.

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

On October 14, 2026, the Company filed a Current Report on Form 8-K reporting the completion of an internal corporate restructuring of certain foreign subsidiaries, which resulted in a non-cash remeasurement of a deferred tax liability and a corresponding increase in the Company’s consolidated stockholders’ equity. On October 16, 2026, the Listing Qualifications staff of Nasdaq notified the Company, in writing, that, based on that Form 8-K, the Company complies with Nasdaq Listing Rule 5550(b)(1). Nasdaq’s notice further stated that, consistent with its letter dated October 6, 2026, if the Company fails to evidence compliance with this requirement in its next periodic report filed with the SEC, the Company may be subject to delisting, and that the Company would have the right to request a hearing before a Nasdaq Hearings Panel before any such action takes effect. The October 2026 restructuring of certain foreign subsidiaries described above was a non-cash, balance-sheet transaction. The transaction did not generate cash and did not otherwise affect the Company’s net sales, results of operations, liquidity, or cash flows. Management continues to evaluate available options to address the Company’s operating performance and liquidity position, which may include actions to improve operating results, capital-raising transactions, or other strategic alternatives.

The Company maintains a corporate website at www.mannatech.com.

Overview of Operating Results

Consolidated net sales for the three months ended September 30, 2026 was $24.9 million, as compared to $29.2 million for the three months ended September 30, 2025, a decrease of $4.3 million, or 14.7%. Consolidated net sales for the nine months ended September 30, 2026 was $76.4 million, as compared to $81.4 million for the nine months ended September 30, 2025 , a decrease of $5.0 million, or 6.1%. The decline in revenues in the third quarter was principally due to slowing demand in certain regions we operate within.

Net realized and unrealized foreign currency loss for the three and nine months ended September 30, 2026 was $2.1 million and $0.4 million, respectively. For the three months ended September 30, 2025 net realized and unrealized foreign currency gains was $0.6 million. For the nine months ended September 30, 2025 net realized and unrealized foreign currency loss was $2.6 million.

Net income was $8.9 million for the three months ended September 30, 2026, or $4.61 per diluted share, as compared to net income of $1.9 million, or $1.01 per diluted share for the three months ended September 30, 2025.

Net income was $10.9 million for the nine months ended September 30, 2026, or $5.63   per diluted share, as compared to a net loss of $3.9 million, or $2.06 per diluted share for the nine months ended September 30, 2025.

The Company reported a pre-tax loss of approximately $2.0 million for the three months ended September 30, 2026 and pre-tax income of approximately $0.3 million for the nine months ended September 30, 2026. Net income for both periods was driven primarily by a non-cash income tax benefit of $10.9 million and $10.5 million, respectively. This benefit did not generate cash and is not indicative of the Company's operating performance. See Income Tax Provision below and Note 4, Liquidity And Going Concern to the condensed consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

					Change from
	2026		2025		2025 to 2026
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$24,872	100.0%	$29,161	100.0%	$(4,289)	(14.7)%
Cost of sales	6,292	25.3%	6,890	23.6%	(598)	(8.7)%
Gross profit	18,580	74.7%	22,271	76.4%	(3,691)	(16.6)%

Operating expenses:
Commissions and incentives	9,609	38.6%	11,192	38.4%	(1,583)	(14.1)%
Selling and administrative expenses	8,699	35.0%	9,072	31.1%	(373)	(4.1)%
Total operating expenses	18,308	73.6%	20,264	69.5%	(1,956)	(9.7)%
Income from operations	272	1.1%	2,007	6.9%	(1,735)	(86.4)%
Interest expense, net	(119)	(0.5)%	(104)	(0.4)%	(15)	14.4%
Other (expense) income, net	(2,107)	(8.5)%	611	2.1%	(2,718)	(444.8)%
(Loss) income before income taxes	(1,954)	(7.9)%	2,514	8.6%	(4,468)	(177.7)%
Income tax benefit (expense)	10,859	43.7%	(590)	(2.0)%	11,449	(1940.5)%
Net income	$8,905	35.8%	$1,924	6.6%	$6,981	362.8%

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The table below summarizes our consolidated operating results in dollars and as a percentage of net sales for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

					Change from
	2026		2025		2025 to 2026
	Total	% of	Total	% of
	dollars	net sales	dollars	net sales	Dollar	Percentage
Net sales	$76,439	100.0%	$81,403	100.0%	$(4,964)	(6.1)%
Cost of sales	18,512	24.2%	20,495	25.2%	(1,983)	(9.7)%
Gross profit	57,927	75.8%	60,908	74.8%	(2,981)	(4.9)%

Operating expenses:
Commissions and incentives	29,879	39.1%	31,312	38.5%	(1,433)	(4.6)%
Selling and administrative expenses	26,957	35.3%	29,865	36.7%	(2,908)	(9.7)%
Total operating expenses	56,836	74.4%	61,177	75.2%	(4,341)	(7.1)%
Income (loss) from operations	1,090	1.4%	(269)	(0.3)%	1,359	(505.2)%
Interest expense, net	(339)	(0.4)%	(279)	(0.3)%	(60)	21.5%
Other expense, net	(429)	(0.6)%	(2,551)	(3.1)%	2,122	(83.2)%
Income (loss) before income taxes	322	0.4%	(3,099)	(3.8)%	3,421	(110.4)%
Income tax benefit (expense)	10,547	13.8%	(819)	(1.0)%	11,366	(1387.8)%
Net income (loss)	$10,869	14.2%	$(3,918)	(4.8)%	$14,787	(377.4)%

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

For the three months ended September 30, 2026, our net sales decreased $4.3 million, or 14.6% on a Constant dollar basis. For the nine months ended September 30, 2026, our net sales decreased  $5.1 million, or 6.3% on a Constant dollar basis (see reconciliation of Non-GAAP Financial Measures in the tables below). Foreign exchange caused a $0.0 million decrease and a $0.1 million increase in GAAP net sales for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, respectively.

A reconciliation of non-GAAP financial measures to GAAP results for the three and nine months ended September 30, 2026 and 2025 is presented as follows (in millions, except percentages):

Three-month period ended	September 30, 2026			September 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$24.9	$0.0	$24.9	$29.2	$(4.3)	(14.6)%
Gross profit	$18.6	$0.0	$18.6	$22.3	$(3.7)	(16.6)%
Income from operations	$0.3	$(0.1)	$0.2	$2.0	$(1.8)	(90.0)%

Nine-month period ended	September 30, 2026			September 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Net sales	$76.4	$(0.1)	$76.3	$81.4	$(5.1)	(6.3)%
Gross profit	$57.9	$(0.0)	$57.9	$60.9	$(3.0)	(4.9)%
Income (loss) from operations	$1.1	$(0.1)	$1.0	$(0.3)	$1.3	(433.3)%

Net Sales by Region

Operations outside of the Americas accounted for approximately 75.9% of our consolidated net sales for the three months ended September 30, 2026, as compared to 72.9% in the same period last year.

Operations outside of the Americas accounted for approximately 72.4% of our consolidated net sales for the nine months ended September 30, 2026, as compared to 69.2% in the same period last year.

Consolidated net sales by region for the three months ended September 30, 2026 and 2025 were as follows (in millions, except percentages):

	Three Months Ended		Three Months Ended
Region	September 30, 2026		September 30, 2025
Americas	$6.0	24.1%	$7.9	27.1%
Asia/Pacific	16.6	66.7%	18.8	64.4%
EMEA	2.3	9.2%	2.5	8.5%
Total	$24.9	100.0%	$29.2	100.0%

Consolidated net sales by region for the nine months ended September 30, 2026 and 2025 were as follows (in millions, except percentages):

	Nine Months Ended		Nine Months Ended
Region	September 30, 2026		September 30, 2025
Americas	$21.1	27.6%	$25.1	30.8%
Asia/Pacific	48.3	63.2%	49.5	60.8%
EMEA	7.0	9.2%	6.8	8.4%
Total	$76.4	100.0%	$81.4	100.0%

For the three months ended September 30, 2026, net sales in the Americas decreased by $1.9 million, or 24.1%, to $6.0 million, as compared to $7.9 million for the same period in 2025. During the three months ended September 30, 2026, there was an 8.4% decrease in revenue per active independent associate and preferred customer and a 17.1% decrease in the number of active independent associates and preferred customers. Foreign currency had no effect on revenue for the three months ended September 30, 2026.

For the nine months ended September 30, 2026, net sales in the Americas decreased by $4.0 million, or 15.9%, to $21.1 million, as compared to $25.1 million for the same period in 2025. The number of active independent associates and preferred customers decreased by 16.6%, which was partially offset by a 1.4% increase in revenue per active independent associate and preferred customer. Foreign currency had the effect of increasing revenue by $0.2 million for the nine months ended September 30, 2026 when compared to the same period in 2025. The currency impact is primarily due to the strengthening of the Mexican Peso.

For the three months ended September 30, 2026, Asia/Pacific net sales decreased by $2.2 million, or 11.7%, to $16.6 million, as compared to $18.8 million for the same period in 2025. There was a 13.6% decrease in revenue per active independent associate and preferred customer, which was partially offset by a 2.2% increase in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.1 million for the three months ended September 30, 2026, as compared to the same period in 2025. The currency impact is primarily due to the weakening of the Korean Won.

For the nine months ended September 30, 2026, Asia/Pacific net sales decreased by $1.2 million, or 2.4%, to $48.3 million, as compared to $49.5 million for the same period in 2025. There was a 4.5% decrease in revenue per active independent associate and preferred customer and an 8.1% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of decreasing revenue by $0.6 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The currency impact is primarily due to the weakening of the Korean Won.

For the three months ended September 30, 2026, EMEA net sales decreased by $0.2 million, or 8.0%, to $2.3 million, as compared to $2.5 million for the same period in 2025. There was a 10.9% decrease in the number of active independent associates and preferred customers, which was partially offset by a  3.3% increase in revenue per active independent associate and preferred customer. Foreign currency exchange had the effect of increasing revenue by $0.1 million for the three months ended September 30, 2026 as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the South African Rand.

For the nine months ended September 30, 2026, EMEA net sales increased by $0.2 million, or 2.9%, to $7.0 million, as compared to $6.8 million for the same period in 2025. There was a 15.6% increase in revenue per active independent associate and preferred customer, which was partially offset by a 5.3% decrease in the number of active independent associates and preferred customers. Foreign currency exchange had the effect of increasing revenue by $0.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The currency impact is primarily due to the strengthening of the South African Rand.

Sales Mix

Our sales mix for the three and nine months ended September 30, was as follows (in millions, except percentages):

Three-month period ended	September 30, 2026			September 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$24.5	$—	$24.5	$28.7	$(4.2)	(14.6)%
Associate fees	0.1	—	0.1	0.1	—	0.0%
Other	0.3	—	0.3	0.4	(0.1)	(25.0)%
Total sales	$24.9	$—	$24.9	$29.2	$(4.3)	(14.6)%

Nine-month period ended	September 30, 2026			September 30, 2025	Constant $ Change
	GAAP		Non-GAAP	GAAP
	Measure:	Translation	Measure:	Measure:
	Total $	Adjustment	Constant $	Total $	Dollar	Percent
Product	$75.1	$(0.1)	$75.0	$79.9	$(4.9)	(6.1)%
Associate fees	0.3	—	0.3	0.3	—	0.0%
Other	1.0	—	1.0	1.2	(0.2)	(16.7)%
Total sales	$76.4	$(0.1)	$76.3	$81.4	$(5.1)	(6.3)%

Product Sales

Our product sales consist primarily of sales made to our independent associates and preferred customers at published wholesale prices. Product sales for the three months ended September 30, 2026 decreased by $4.2 million, or 14.6%, as compared to the same period in 2025. On a Constant dollar basis, product sales for the three months ended September 30, 2026 decreased $4.2 million, or 14.6%, as compared to the same period in 2025. The decrease in product sales for the three months ended September 30, 2026 reflects a  1.2% decrease in the average order value to $166, as compared to $168 for the same period in 2025 and a 10.2% decrease in the number of orders processed.

Product sales for the nine months ended September 30, 2026 decreased by $4.8 million, or 6.0%, as compared to the same period in 2025. On a Constant dollar basis, product sales for the nine months ended September 30, 2026 declined  $4.9 million, or 6.1% , as compared to the same period in 2025. The decrease in product sales for the nine months ended September 30, 2026 reflects a 9.8% decrease in the number of orders processed, as compared to the same period in 2025.

Associate Fees and Recruiting

Recruitment of new independent associates and preferred customers decreased by 30.5% to 9,095 in the third quarter of 2026, as compared with 13,078 in the third quarter of 2025.

Associate fees are closely related to recruiting and retention of business-building associates. The approximate number of new and continuing active independent associates and preferred customers who purchased our products or paid associate fees during the twelve months ended September 30, 2026 and 2025 were as follows:

	2026		2025
New	49,000	44.1%	55,000	46.2%
Continuing	62,000	55.9%	64,000	53.8%
Total	111,000	100.0%	119,000	100.0%

The Company collects associate fees in certain markets. Associate fees are paid annually by new and continuing associates to the Company, which entitle them to earn commissions, benefits and incentives for that year. The Company collected associate fees within the United States, Canada, South Africa, Austria, the Czech Republic, Denmark, Estonia, Finland, Germany, the Republic of Ireland, the Netherlands, Norway, Spain, Sweden, the United Kingdom, Japan, Australia, New Zealand, Singapore, Hong Kong, and Taiwan.

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

For each of the three months ended September 30, 2026 and 2025, associate fees were $0.1 million.

For each of the nine months ended September 30, 2026 and 2025, associate fees were $0.3 million.

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

For the three months ended September 30, 2026 and 2025, other sales were $0.3 million and $0.4 million, respectively.

For the nine months ended September 30, 2026 and 2025 other sales were $1.0 million and $1.2 million, respectively.

Gross Profit

For the three months ended September 30, 2026, gross profit decreased by $3.7 million, or 16.6%, to $18.6 million, as compared to $22.3 million for the same period in 2025. For the three months ended September 30, 2026, gross profit as a percentage of net sales decreased to 74.7%, as compared to 76.4% for the same period in 2025. The decrease in gross profit as a percentage of net sales was primarily due to increased freight and distribution costs, particularly in Hong Kong and Europe, as well as increased inventory reserve charges in the United States, Mexico, and Thailand, compared to the same period in 2025.

For the nine months ended September 30, 2026, gross profit decreased by $3.0 million, or 4.9%, to $57.9 million, as compared to $60.9 million for the same period in 2025. For the nine months ended September 30, 2026, gross profit as a percentage of net sales increased to 75.8%, as compared to 74.8% for the same period in 2025. The increase in gross profit as a percentage of net sales was primarily due to more favorable pricing resulting in lower finished product costs, as compared to the same period in 2025. The timing of certain sales promotions also increased gross profit as a percentage of net sales during the nine months ended September 30, 2026, as compared to the same period in 2025.

Commissions and Incentives

Commission expense for the three months ended September 30, 2026 decreased by 15.6%, or $1.7 million, to $9.2 million, as compared to $10.9 million for the same period in 2025. Commissions are earned on sales. For the three months ended September 30, 2026, commissions as a percentage of net sales decreased to 36.9% as compared to 37.5% for the same period in 2025.

Commission expense for the nine months ended September 30, 2026 decreased by 5.6%, or $1.7 million, to $28.8 million, as compared to $30.5 million for the same period in 2025. Commissions are earned on sales. For the nine months ended September 30, 2026, commissions as a percentage of net sales increased to 37.7% as compared to 37.4% for the same period in 2025.

Incentive costs for the three months ended September 30, 2026 increased to $0.4 million, as compared to $0.3 million for the same period in 2025. For the three months ended September 30, 2026, incentives as a percentage of net sales increased to 1.8% as compared to 0.9% for the same period in 2025.

Incentive costs for the nine months ended September 30, 2026  increased to $1.1 million, as compared to $0.8 million for the same period in 2025. For the nine months ended September 30, 2026, incentives as a percentage of net sales increased to 1.4% as compared to 1.0% for the same period in 2025.

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

For the three months ended September 30, 2026, selling and administrative expenses decreased by $0.4 million, or 4.1%, to $8.7 million, as compared to $9.1 million for the same period in 2025. The decrease in selling and administrative expenses was the result of a $0.4 million decrease in payroll costs. Selling and administrative expenses, as a percentage of net sales, for the three months ended September 30, 2026 increased to 35.0% from 31.1% for the same period in 2025.

For the nine months ended September 30, 2026, selling and administrative expenses decreased by $2.9 million, or 9.7%, to $27.0 million, as compared to $29.9 million for the same period in 2025. The decrease in selling and administrative expenses was the result of a $1.2 million decrease in payroll costs, a $0.4 million reduction in office expenses, a $0.4 million decrease in credit card fees, a $0.3 million decrease in marketing costs, a $0.2 million decrease in travel and entertainment costs, a $0.2 million decrease in warehouse costs, a $0.1 million decrease in depreciation expense, and a $0.1 million reduction in bad debt. Selling and administrative expenses, as a percentage of net sales, for the nine months ended September 30, 2026 decreased to 35.3% from 36.7% for the same period in 2025.

Other Income (Expense), Net

Foreign exchange losses, net were $2.1 million for the three months ended September 30, 2026. Foreign exchange gains, net were $0.6 million for the three months ended September 30, 2025.

Foreign exchange losses, net were $0.4 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Income Tax Provision

Income tax benefit was $10.9 million for the three months ended September 30, 2026. Income tax expense was $0.6 million for the three months ended September 30, 2025.  Income tax benefit for the nine months ended September 30, 2026 was $10.5 million. Income tax expense was $0.8 million for the nine months ended September 30, 2025. This benefit did not generate cash and is not indicative of the Company's underlying operating performance; excluding its effect, the Company would have reported a pre-tax loss of approximately $2.0 million for the three months ended September 30, 2026 and pre-tax income of approximately $0.3 million for the nine months ended September 30, 2026.

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

The provision for income taxes is directly related to our profitability and changes in the taxable income across countries of operation. For the three and nine months ended September 30, 2026, the Company’s effective tax rate was 555.9% and (3,264.3)% , respectively. For the three and nine months ended September 30, 2025, the Company’s effective tax rate was 23.5% and (26.4)%, respectively.

The effective tax rates for the three and nine months ended September 30, 2026 and 2025 was different from the federal statutory rate due primarily to the mix of earnings across jurisdictions and the associated valuation allowances recorded on losses in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

As of September 30, 2026, our cash and cash equivalents decreased by 12.4%, or $0.8 million, to $5.4 million from $6.2 million as of December 31, 2025. The Company is required to restrict cash for: (i) direct selling insurance premiums and credit card sales in the Republic of Korea and (ii) reserves related to credit card sales in the United States and Canada. The Company was previously required to maintain restricted cash as collateral for its Australia building lease; however, the lease expired on June 30, 2026 . The current portion of restricted cash balances was $0.2 million and $0.6 million at September 30, 2026 and December 31, 2025, respectively. The long-term portion of restricted cash balances was $0.3 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively.

Our principal use of cash is to pay for operating expenses, including commissions and incentives, capital assets, and inventory purchases. Business objectives, operations, and expansion of operations are funded through net cash flows from operations rather than incurring long-term debt.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2026 and December 31, 2025, our working capital was $3.0 million and $1.8 million, respectively.

Net Cash Flows

Our net consolidated cash flows consisted of the following, for the nine months ended September 30, (in millions):

Provided by (Used in):	2026	2025
Operating activities	$0.1	$(2.7)
Investing activities	$(0.3)	$(1.2)
Financing activities	$(0.0)	$(0.3)

Operating Activities

Operating activities provided $0.1 million cash for the nine months ended September 30, 2026 as compared to cash used of $2.7 million for the same period in 2025.

Investing Activities

For the nine months ended September 30, 2026 and 2025, we invested cash of $0.3 million and $1.2 million, respectively, principally for back-office software projects, reported as property and equipment.

Financing Activities

For the nine months ended September 30, 2026, our financing activities used cash of less than $0.1 million. For the nine months ended September 30, 2026, $0.5 million of cash was provided for borrowings from notes payable, which was offset by the use of $0.3 million in the repayment of notes payable and $0.2 million in the repayment of finance lease obligations. For the nine months ended September 30, 2025, our financing activities used cash of $0.2 million in the repayment of finance lease obligations and $0.1 million in the repayment of notes payable.

Liquidity and Going Concern

As of September 30, 2026, our cash and cash equivalents was $5.4 million and working capital of $3.0 million, compared to cash and cash equivalents of $6.2 million and working capital of $1.8 million as of December 31, 2025. Management has considered these historical liquidity levels and trends, including fluctuations in working capital and cash balances, in evaluating the Company’s ability to meet its future obligations. For the nine months ended September 30, 2026, the Company’s net use of cash was reduced to $1.1 million, a decrease of approximately 76% compared to a net use of $4.6 million for the nine months ended September 30, 2025, representing the most significant improvement in the Company’s liquidity trend reflected in these financial statements.

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

●

Cost Reduction Plan: Management has implemented a cost reduction plan to better align the Company’s cost structure with its current operations, including headcount-related reductions and other operating expense reductions. These measures contributed to a $2.9 million, or 9.7%, reduction in selling and administrative expenses for the nine months ended September 30, 2026, as compared to the same period in 2025. Other cost-cutting measures identified under this plan have not yet been implemented; management continues to monitor the results of the measures already in effect.

●

Margin Improvement Initiatives: The Company implemented targeted pricing actions and continued supply chain optimization, which contributed to a gross margin increase of approximately 100 basis points for the nine months ended September 30, 2026, as compared to the same period in 2025.

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

Additional Cost-Cutting measures effective March 31, 2026

The Company implemented the following additional measures effective March 31, 2026:

●

Director compensation — conversion to equity: On March 10, 2026, the Board of Directors approved changes to director compensation effective April 1, 2026, enabling directors to elect to receive the remaining balance of their 2026 retainer and other fees as stock grants in lieu of cash for the remainder of the calendar year. The Company received final elections from all Board members by March 13, 2026. The conversion of Board fees from cash to equity is expected to generate an annual cash preservation benefit of approximately $0.8 million. As of September 30, 2026, approximately $0.2 million of the expected benefit is expected to be realized during the remainder of fiscal 2026.

●

Headcount and personnel cost reductions: Effective April 1, 2026, the Company implemented headcount-related reductions across headquarters personnel, while preserving key capabilities in finance, legal, operations, and revenue support.

●	Facilities and overhead actions: Management is evaluating lease renegotiation and sublease alternatives to reduce facilities expenses.

Management has prepared cash flow projections that incorporate these plans, as well as historical liquidity trends, and reflect its best estimates of future operating performance and liquidity needs. The Company has implemented the largest component of its cost reduction plan, the headcount-related reductions described above, and has achieved a $2.9 million reduction in selling and administrative expenses for the nine months ended September 30, 2026. While management plans to take appropriate actions to increase its liquidity, there can be no assurance that the Company will be successful in its efforts, or that management will be able to execute the remainder of its plan, or that, assuming the Company is able to strengthen its cash position, it will achieve sufficient revenue or profitable operations to continue as a going concern.

Subsequent developments relevant to the going concern assessment — Nasdaq stockholders’ equity compliance. On October 14, 2026, the Company completed an internal restructuring of certain foreign subsidiaries that resulted in a non-cash remeasurement of a deferred tax liability and a corresponding increase in consolidated stockholders’ equity, which the Company reported in a Form 8-K filed the same day. On October 16, 2026, Nasdaq staff confirmed, in writing, that based on that filing the Company complies with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). This transaction did not generate cash and did not affect the Company’s net sales, operating results, or cash flows from operations, and accordingly does not address the liquidity conditions described above. Separately, for the nine months ended September 30, 2026, net cash provided by operating activities was approximately $0.1 million, compared to net cash used in operating activities of approximately $3.0 million for the nine months ended September 30, 2025, an improvement due primarily to a reduction in operating losses. A substantial portion of the improvement in net income for the nine-month period, however, is attributable to the non-cash deferred tax benefit recognized in connection with the October 2026 restructuring of certain foreign subsidiaries described above, rather than to a corresponding increase in cash-generative operating performance. Management believes that the plans described above, if successfully implemented, will meaningfully improve the Company’s financial position and liquidity over time, and will continue to monitor the Company’s performance, liquidity, and capital resources closely. Further action will be considered as needed. Notwithstanding these developments, as of the date of this Report, management has not concluded that the conditions giving rise to substantial doubt about the Company’s ability to continue as a going concern have been resolved, and substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued continues to exist.

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

CRITICAL ACCOUNTING ESTIMATES

Our condensed consolidated financial statements are prepared in accordance with GAAP. The application of GAAP requires us to make estimates and assumptions that affect the reported values of assets and liabilities at the date of our financial statements, the reported amounts of revenues and expenses during the reporting period, and the related disclosures of contingent assets and liabilities. We use estimates throughout our financial statements, which are influenced by management’s judgment and uncertainties. Our estimates are based on historical trends, industry standards, and various other assumptions that we believe are applicable and reasonable under the circumstances at the time the condensed consolidated financial statements are prepared. Our Audit Committee reviews our significant accounting policies and critical estimates. We continually evaluate and review our policies related to the portrayal of our consolidated financial position and consolidated results of operations that require the application of significant judgment by our management. We also analyze the need for certain estimates, including the need for such items as allowance for credit losses, inventory reserves, long-lived fixed assets and capitalization of internal-use software development costs, reserve for uncertain income tax positions and tax valuation allowances, revenue recognition, sales returns, and deferred revenues, accounting for stock-based compensation, and contingencies and litigation. Historically, actual results have not materially deviated from our estimates. However, we caution readers that actual results could differ from our estimates and assumptions applied in the preparation of our condensed consolidated financial statements. If circumstances change relating to the various assumptions or conditions used in our estimates, we could experience an adverse effect on our financial position, results of operations, and cash flows. We have identified the following applicable significant accounting policies and critical estimates as of September 30, 2026.

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

Tax Valuation Allowances

As of September 30, 2026, there was nothing recorded on our condensed consolidated balance sheet related to uncertain income tax positions. As required by Topic 740, we use judgments and make estimates and assumptions related to evaluating the probability of uncertain income tax positions. We base our estimates and assumptions on the potential liability related to an assessment of whether the income tax position will “more likely than not” be sustained in an income tax audit. We are also subject to periodic audits from multiple domestic and foreign tax authorities related to income tax and other forms of taxation. These audits examine our tax positions, timing of income and deductions, and allocation procedures across multiple jurisdictions. Depending on the nature of the tax issue, we could be subject to audit over several years. There are ongoing income tax audits in various international jurisdictions that we believe are not material to our financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over our financial reporting that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANNATECH, INCORPORATED

Dated: November 12, 2026	By:	/s/ Landen Fredrick
Landen Fredrick
Chief Executive Officer
(principal executive officer)

Dated: November 12, 2026	By:	/s/ Yasir Haider
Yasir Haider
Chief Financial Officer
(principal financial officer)